Form 10-K
period 1993-12-31
ARISTAR INC
filed 1994-03-28
CIK 7214

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                               ----------------
                                  FORM 10-K
                               ----------------
(Mark One)
  /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended December 31, 1993
                                       OR
  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the transition period from  . . . . . . . . .   to  . . . . . . . . .

COMMISSION FILE NUMBER 1-3521

                                 ARISTAR, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                     95-4128205
    (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NUMBER)
    8900 GRAND OAK CIRCLE, TAMPA, FL                        33637-1050
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

                                 (813) 632-4500

              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

                                                    NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                  ON WHICH REGISTERED
- -------------------                                  -------------------
14 1/4 % Senior Debentures due September 1, 1994     New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes    X                                            No
              ---                                               ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:
                                NOT APPLICABLE

The aggregate market value of Common Stock held by non-affiliates:      None
As of February 28, 1994, there were 1,000 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:               NONE

Registrant meets the conditions set forth in General Instruction (J)(1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                                 ARISTAR, INC.

                           ANNUAL REPORT ON FORM 10-K


                               TABLE OF CONTENTS



                                                               Page
                                    PART I
Item 1.     Business  . . . . . . . . . . . . . . . . . . . . .  3
Item 2.     Properties  . . . . . . . . . . . . . . . . . . . .  7
Item 3.     Legal Proceedings . . . . . . . . . . . . . . . . .  8


                                   PART II

Item 5.     Market for the Registrant's Common Equity
              and Related Stockholder Matters   . . . . . . . .  8
Item 7.     Management's Analysis of the Results of Operations
              for the Year Ended December 31, 1993  . . . . . .  8
Item 8.     Financial Statements and Supplementary Data . . . . 10
Item 9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure   . . . . . . 30

                                   PART IV

Item 14.    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K   . . . . . . . . . . . . . . 30


Note: Items 4, 6, 10, 11, 12 and 13 are not included as per conditions met by Registrant set forth in General Instruction J(1)(a) and (b) of Form 10-K.

                                     PART I

ITEM 1. BUSINESS

Aristar, Inc. (the "Company"), incorporated in Delaware in 1986 as a successor to a company incorporated in 1927, is a holding company headquartered in Tampa, Florida whose subsidiaries are engaged in the consumer finance business. All of the Company's equity securities are owned indirectly by Great Western Financial Corporation ("GWFC"). As a result of a corporate realignment consummated on June 30, 1993, the Company is no longer a subsidiary, directly or indirectly, of Great Western Bank, a Federal Savings Bank ("GWB"). This realignment was consummated as a dividend from GWB to GWFC of the stock of an intermediate holding company, which holds all of the stock of the Company.

The operations of the Company consist principally of a network of 476 consumer finance offices located in 22 states, which generally operate under the names Blazer Financial Services and City Finance Company.

The Company makes direct consumer instalment loans and purchases retail instalment contracts from local retail establishments. These consumer credit transactions are primarily for personal, family or household purposes.

Instalment loans written in 1993 had original terms ranging from 12 to 180 months and averaged 49 months. For the year ended December 31, 1993, 84% of the volume of all instalment loans was either unsecured or secured by guarantor, luxury consumer goods, automobiles or other personal property, with the remaining 16% being secured by real estate. While the interest yield on real estate loans is generally lower than for other direct loans, such loans are typically larger and the ratio of cost to amounts loaned is lower. Additionally, credit loss experience on real estate loans has been significantly lower than on other loan types.

Retail instalment sales contracts are generally acquired without recourse to the originating merchant and provide a vehicle for developing future loan business. Where these contracts result from the sale of consumer goods, payment is generally secured by such goods, and, in some cases, a portion of the purchase price is withheld from the merchant pending satisfactory payment of the obligation. Contracts are typically written with original terms from 3 to 60 months and for 1993 had an average original term of 23 months.

At December 31, 1993, the average portfolio yield by loan type was as follows:

                                      AVERAGE YIELD
                                      -------------
      Real Estate Secured Loans            14.8%
      Other Direct Loans                   25.9%
      Retail Instalment Sales Contracts    18.7%


PORTFOLIO COMPOSITION

The following table provides an analysis by type of the Company's notes and contracts receivable (net of unearned finance charges and deferred loan fees) at the dates shown:



                                                    DECEMBER 31,
                                     -----------------------------------------
(Dollars in thousands)                     1993           1992            1991
                                     ----------      ---------       ---------
Notes and Contracts Receivable       $1,492,232     $1,410,350      $1,416,385
Type as a percent of
  Total Receivables
   Real Estate Secured Loans               27.3%          30.1%           32.6%
   Other Direct Loans                      53.4           52.2            51.9
   Retail Instalment Sales Contracts       19.3           17.7            15.5
                                     ----------     ----------      ----------
                                          100.0%         100.0%          100.0%
                                     ==========     ==========      ==========

Notes and contracts written including balances renewed but, excluding bulk purchases, for the years ended December 31, 1993, 1992 and 1991 totaled $1.60 billion, $1.42 billion and $1.19 billion, respectively.

CREDIT LOSS EXPERIENCE

The Company closely monitors portfolio delinquency in measuring the quality of the portfolio and the potential for ultimate credit losses. The Company changed its charge-off policy effective June 30, 1991. Under the new policy, non-real estate secured delinquent accounts are charged off based on the number of days contractually delinquent (120 days for closed-end loans and 180 days for open-end loans). At June 30, 1991, approximately $28 million of loans, which had been fully reserved in 1990, were charged off under the new policy. The adoption of this policy did not have a material impact on 1991 net income. Prior to June 30, 1991, accounts were charged off at the end of each month if at least one-half of one contractual instalment had not been received in the aggregate during the previous six months (recency-of-payment method).

Collection efforts continue after an account has been charged off until the customer obligation is satisfied or until it is determined that the obligation is not collectible or that the cost of continuing collection efforts will not be offset by the potential recovery.

The following table sets forth the credit loss experience for the past three years and the allowance for doubtful accounts at the end of each year:

                                                              YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------
(Dollars in thousands)                                 1993             1992             1991
                                                  ---------        ---------         --------
Allowance for Doubtful Accounts
  at End of Year                                 $  39,094        $  36,046         $ 35,114
Percent of Year-End Net Receivables                    2.6%             2.6%             2.5%

Provision for Credit Losses                         35,131           38,601           30,091

Amounts Charged-Off Net of Recoveries:
  Amount                                            33,570           38,219           57,334
  Percent of Average Net Receivables(1)                2.4%             2.8%             5.0%


(1) Average of notes and contracts receivable (net of unearned finance charges) at each month end during the period.

Accounts past due 60 days and over, based on contract payments were as follows, as of the end of each of the past three years:

                                                      DECEMBER 31,
                                            ----------------------------------
(Dollars in thousands)                         1993          1992         1991
                                            -------       -------      -------
Amount                                      $31,883       $33,214      $39,528
Percent of Year-End Gross Receivables           1.8%          1.9%         2.3%


INTEREST RATE SPREADS AND COST OF BORROWED FUNDS

A relatively high ratio of borrowings to invested capital is customary in consumer finance activities due to the liquidity of the assets employed by the business. The spread between the revenues received from loans and interest expense is a significant factor in determining the net income of the Company.

The table below sets forth certain percentages relative to the spread between interest the Company received on the loan portfolio and interest expense for each of the last three years:

                                           YEAR ENDED DECEMBER 31,
                                 -------------------------------------------
                                      1993             1992             1991
                                 ---------        ---------         --------
Ratio to Average Net Receivables:
  Interest and Fee Income            21.0%            21.4%            21.7%
  Interest and Debt Expense           6.2              6.4              7.0
                                 ---------        ---------         --------

Gross Spread                         14.8%            15.0%            14.7%
                                 =========        =========         ========

CREDIT INSURANCE OPERATIONS

The Company makes available, at the option of its customers, credit life, credit accident and health, and credit casualty insurance products. Credit life insurance provides that the customer's credit obligation, to the extent of the policy limits, is paid in the event of death. Credit accident and health insurance provides for the payment of instalments due on the customer's credit obligation in the event of disability resulting from illness or injury. Credit casualty insurance insures payment, to the extent of the policy limits, of the credit obligation or cost to repair certain property used as collateral for such obligation in the event such property is destroyed or damaged.

Purchase of such insurance is not a condition to obtaining a loan, although the Company may require casualty insurance covering collateral to be obtained from unaffiliated sources by the customer. The Company does not sell insurance to non-customers. Credit insurance sold by the Company is written by unaffiliated insurance companies and is substantially all reinsured by the Company, which earns reinsurance premiums thereon.

RATIO OF EARNINGS TO FIXED CHARGES

The Company's ratio of earnings to fixed charges, which represents the number of times fixed charges were covered by earnings, was 1.89 in 1993, 1.83 in 1992, 1.77 in 1991, 1.40 in 1990 and 1.58 in 1989. For purposes of computing this ratio, earnings consist of income from operations before income taxes and, in 1992, before the cumulative effect of a change in accounting method, plus fixed charges. Fixed charges consist of interest and debt expense and an appropriate portion of rentals.

The combination of increased pretax income and lower interest expense in 1993, 1992 and 1991 resulted in the improved ratios for those years, reflected above. The substantial decrease in the fixed charge ratio in 1990 was due primarily to the decrease of $15.8 million in 1990 pretax income as compared to 1989.

GOVERNMENTAL REGULATION

The Company's operations are, for the most part, regulated by federal and state consumer finance laws or similar legislation. All of the states in which finance subsidiaries of the Company are licensed to do business have laws, which vary from state to state, regulating the consumer finance business. These laws, among other things, typically limit the size of loans, set maximum interest rates and maximum maturities and regulate certain lending and collection activities. Although consumer finance laws have been in effect for many years, amending and new legislation is frequently proposed. The Company is unable to predict whether or when any such proposals might ultimately be enacted into law or to assess the impact any such enactment might have on the Company.

COMPETITION

The consumer finance business is highly competitive. The Company's principal competitors are other local, regional and national finance companies, banks, credit unions, savings associations, and other similar financial institutions. Based upon information published in the American Banker in December 1993, the Company was ranked as the 25th largest among all finance companies in the United States, as measured by size of capital funds (consisting of stockholder's equity and subordinated debt).

EMPLOYEES

The Company employs approximately 2,300 full-time employees. None of these employees are represented by a union. Management considers relations with its employees to be satisfactory.

ITEM 2. PROPERTIES

The Company began relocating its headquarters from Memphis, Tennessee to Tampa, Florida in the third quarter of 1993 and completed this move in the first quarter of 1994. In connection with this relocation, the Company has constructed a 71,000 square foot headquarters building on 6 acres of land at a total cost of approximately $7 million. In Memphis, Tennessee, the Company had leased approximately 62,000 square feet of office space as its headquarters; this lease, which would have expired on October 31, 1994, was terminated in the first quarter of 1994.

The Company's consumer finance offices, located in 22 states, are leased typically for terms of three to five years with options to renew. Typical locations include shopping centers, office buildings and storefronts, generally of relatively small size sufficient to accommodate a staff of four to eight employees.

See Note 11 to the Consolidated Financial Statements for additional information on rental expense and lease commitments.

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are routinely involved in litigation incidental to their businesses. It is management's opinion that the aggregate liability arising from the disposition of all such pending litigation will not have a material adverse effect on the Company.

                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Company is an indirect wholly-owned subsidiary of GWFC and the Company's common stock is not traded on any national exchange or in any other established market.

Payment of dividends is within the discretion of the Company's Board of Directors, and it is expected that dividends will be paid quarterly in 1994, totaling $25 million. Provisions of certain of the Company's debt agreements restrict the payment of dividends to a maximum prescribed proportion of cumulative earnings and contributed capital and otherwise provide for the maintenance of minimum levels of equity and maximum leverage ratios. The Company declared and paid dividends of $12 million each in December 1992, December 1991 and January 1991. In 1993, the Company declared and paid dividends on a quarterly basis, totalling $20.5 million during the year.

ITEM 7. MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1993

During the first nine months of 1993, average finance receivables outstanding were lower than in the comparable 1992 period; however, this trend reversed in the fourth quarter 1993, during which period finance receivables increased approximately $91 million. However, in response to general money market trends, the Company's gross yield on average net receivables decreased to 14.8% in 1993 from 15.0% in 1992. During the same period, the Company reduced its average outstanding debt and paid off maturing long-term debt by issuing commercial paper at substantially lower interest rates. The resulting decrease in interest expense offset the decrease in interest income, so that 1993's net interest income, before provision for credit losses, is comparable to that of 1992.

During the fourth quarter of 1991, the Company purchased approximately $132 million in net finance receivables as a liquidating portfolio. The balance of these receivables at December 31, 1993 and December 31, 1992 was approximately $63 million and $84 million, respectively. These receivables generated loan interest and fee income of $11.7 million in the year ended December 31, 1993 as compared to $17.2 million during the same period in 1992.

On July 15, 1993, the Company issued $150 million of 5.75% senior notes maturing in 1998. The proceeds were used primarily to reduce short-term debt.

The provision for credit losses for the year ended December 31, 1993 was 2.50% as a percentage of average net finance receivables for that period, as compared to 2.79% for the comparable 1992 period. The decrease in provision rate reflects management's assessment of the quality of the Company's receivable portfolio at this time.

The Company began relocating its headquarters from Memphis, Tennessee to Tampa, Florida in the third quarter of 1993 and completed this move in the first quarter of 1994. In connection with this relocation, the Company has constructed a 71,000 square foot headquarters building on 6 acres of land at a total cost of approximately $7 million. Personnel costs for the year ended December 31, 1993 increased $1.5 million, or 2.5% over the comparable
1992 period primarily as a result of relocation costs incurred due to this move.

Occupancy, advertising and other operating expenses decreased $900,000, or 1.7% for the year ended December 31, 1993, primarily because the comparable 1992 period includes various one-time costs to convert forty-four branches acquired on December 31, 1991 to the Company's systems.

Productivity in 1993 improved as compared to 1992, with operating and administrative expenses as a percent of average outstanding finance receivables of 8.3% in 1993 and 8.4% in 1992.

The Company's effective tax rate was 35.8% for the year ended December 31, 1993, as compared to 44.8% for the same 1992 period. The decrease is primarily attributable to the effect of an amendment in the fourth quarter of 1993, retroactive to the beginning of that year, to GWFC's income tax allocation policy, which provides that the Company's state income taxes will be determined as if the Company had filed such returns on a separate entity basis. Additionally, 1993's Federal income tax provision decreased due to the expected increased deductibility of current and prior year's amortization of intangible assets resulting from the Omnibus Budget Reconciliation Act of 1993.

As of January 1, 1992, the Company adopted Statement of Financial
Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions", ("FAS 106"), which requires that the expected cost of such postretirement benefits be charged to expense during the period over which eligible employees render active service. See Note 10 to the accompanying Consolidated Financial Statements for additional information.

As of December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), which requires that debt and equity securities classified as available for sale be reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as a separate component of stockholder's equity. The net effect of this change increased equity by $445,000. See Note 4 to the accompanying Consolidated Financial Statements for additional information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Aristar, Inc.

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations and retained earnings and of cash flows present fairly, in all material respects, the financial position of Aristar, Inc. and its subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, in 1992 the Company changed its method of accounting for postretirement benefits other than pensions.





PRICE WATERHOUSE
Memphis, Tennessee
January 18, 1994

ARISTAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)                             DECEMBER 31, 1993       DECEMBER 31, 1992
                                                   -----------------       -----------------
ASSETS
Finance receivables, net                                  $1,453,138              $1,374,304
Investment securities                                         98,362                  99,544
Cash                                                           8,476                   1,711
Property and equipment, less accumulated
  depreciation and amortization: 1993,
  $19,205; 1992, $15,769                                      12,936                  10,909
Deferred charges                                              14,135                  18,294
Excess of cost over equity of
  companies acquired, less accumulated
  amortization: 1993, $31,014; 1992, $24,007                  75,997                  83,003
Other assets                                                   8,327                  13,987
                                                          ----------              ----------

    TOTAL ASSETS                                          $1,671,371              $1,601,752
                                                          ==========              ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES
Short-term debt                                           $  279,607              $  203,092
Long-term debt                                               892,683                 917,717
                                                          ----------              ----------
    Total debt                                             1,172,290               1,120,809
Accounts payable and other liabilities                        72,241                  63,271
Federal and state income taxes                                 5,901                  30,813
Insurance claims and benefits reserves                         7,877                   7,534
Unearned insurance premiums and
  commissions                                                 50,653                  47,984
                                                          ----------              ----------
    TOTAL LIABILITIES                                      1,308,962               1,270,411
                                                          ----------              ----------

Commitments and contingencies
  (Notes 11 and 12)

STOCKHOLDER'S EQUITY
Common stock: $1.00 par value;
  10,000 shares authorized: 1,000
  shares issued and outstanding                                    1                       1
Paid-in capital                                               44,894                  44,894
Retained earnings                                            317,069                 286,446
Net unrealized holding gain on investment
  securities                                                     445
                                                          ----------              ----------
    TOTAL STOCKHOLDER'S EQUITY                               362,409                 331,341
                                                          ----------              ----------

    TOTAL LIABILITIES AND
      STOCKHOLDER'S EQUITY                                $1,671,371              $1,601,752
                                                          ==========              ==========

See Notes to Consolidated Financial Statements.

ARISTAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                                    YEAR ENDED DECEMBER 31,
                                            ---------------------------------------
(Dollars in thousands)                           1993          1992            1991
                                            ---------      --------        --------
Loan interest and fee income                $294,474       $296,342        $248,989
Investment securities income                   5,854          6,390           5,788
                                            ---------      --------        --------
                                             300,328        302,732         254,777

Interest and debt expense                     86,385         89,005          80,261
                                            --------       --------        --------

Net interest income before
 provision for credit losses                 213,943        213,727         174,516

Provision for credit losses                   35,131         38,601          30,091
                                            --------       --------        --------

  NET INTEREST INCOME                        178,812        175,126         144,425
                                            --------       --------        --------

Other operating income
 Net insurance operations
  and other income                            25,816         24,925          26,377
                                            --------       --------        --------

Other expenses
 Personnel costs                              63,882         62,341          53,768
 Occupancy expense                             9,075          8,739           7,911
 Advertising expense                           5,027          5,072           4,896
 Amortization of excess cost over
  equity of companies acquired                 7,007          7,007           3,407
 Other operating expenses                     39,954         41,164          37,390
                                            --------       --------        --------
                                             124,945        124,323         107,372
                                            --------       --------        --------

INCOME BEFORE INCOME TAXES
  AND CUMULATIVE EFFECT OF A
  CHANGE IN ACCOUNTING METHOD                 79,683         75,728          63,430

Provision for federal and state
 income taxes                                 28,560         33,909          26,250
                                            --------       --------        --------

Income before cumulative effect
  of a change in accounting method            51,123         41,819          37,180

Cumulative effect on prior years
 (to December 31, 1991) of a change
 in the method of recognizing post-
 retirement benefits other than pensions,
 net of income taxes of $5,660                               (8,036)
                                            --------        -------        --------

NET INCOME                                    51,123         33,783          37,180

RETAINED EARNINGS
 Beginning of year                           286,446        264,663         251,483
 Dividends                                   (20,500)       (12,000)        (24,000)
                                            --------       --------        --------
 End of year                                $317,069       $286,446        $264,663
                                            ========       ========        ========


See Notes to Consolidated Financial Statements.

ARISTAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED DECEMBER 31,
                                                                    ------------------------------------------
(Dollars in thousands)                                                    1993            1992            1991
                                                                    ----------       ---------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                           $  51,123       $  33,783      $  37,180
 Adjustments to reconcile net income to net
  cash provided by operating activities
   Provision for credit losses                                           35,131          38,601         30,091
   Depreciation and amortization                                         14,536          12,961         12,319
   Deferred income taxes                                                (14,900)         (9,180)        10,680
   Increase (decrease) in
    Accounts payable and other liabilities                                8,970          22,210          6,969
    Unearned insurance premiums and commissions
     and insurance claims and benefits reserves                           3,012           1,457          1,040

    Currently payable income taxes                                      (10,012)          9,626         (9,165)
   Decrease in other assets                                               5,660           6,837            231
                                                                      ---------       ---------      ---------

    Net cash provided by operating activities                            93,520         116,295         89,345
                                                                      ---------       ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Net (increase) decrease in investment securities                         1,627         (12,666)        44,163
 Loans originated or purchased                                       (1,039,439)       (914,768)      (880,421)
 Loans repaid or sold                                                   927,335         885,742        695,669
 Capital expenditures                                                    (6,510)         (1,584)        (1,600)
 Proceeds from sale of property and equipment                               543             603            300
 Purchase of assets of Capitol Finance Group, Inc.
  net of liabilities assumed and cash acquired                                                        (164,324)
                                                                      ---------       ---------      ---------

   Net cash used in investing activities                               (116,444)        (42,673)      (306,213)
                                                                      ----------      ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net change in commercial paper and other
  short-term borrowings                                                  76,515        (375,698)       358,522
 Proceeds from issuance of long-term debt                               148,674         395,445        198,517
 Repayments of long-term debt                                          (175,000)        (83,405)      (323,297)
 Dividends paid                                                         (20,500)        (12,000)       (24,000)
                                                                       ---------       ---------      ---------
   Net cash provided by (used in) financing
    activities                                                            29,689        (75,658)       209,742
                                                                       ---------       ---------      ---------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                   6,765          (2,036)        (7,126)

CASH AND CASH EQUIVALENTS
 Beginning of year                                                        1,711           3,747         10,873
                                                                      ---------       ---------      ---------
 End of year                                                          $   8,476       $   1,711      $   3,747
                                                                      =========       =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Interest paid                                                        $  88,251       $  80,010      $  77,196
 Intercompany payments in lieu of federal and state
  income taxes                                                           53,473          28,099         24,451

See Notes to Consolidated Financial Statements.

ARISTAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ownership. As a result of a corporate realignment consummated on June 30, 1993, the Company is no longer a subsidiary, directly or indirectly, of Great Western Bank, a Federal Savings Bank ("GWB"). After giving effect to the realignment which was consummated as a dividend from GWB to Great Western Financial Corporation ("GWFC") of the stock of an intermediate holding company (which holds all of the stock of the Company), the Company continues to be a wholly owned indirect subsidiary of GWFC. The realignment is not expected to have a significant effect on the operations of the Company.

Principles of Consolidation. The consolidated financial statements include the accounts of Aristar, Inc. and its wholly-owned subsidiaries (the "Company") after elimination of all material intercompany balances and transactions. Certain amounts in prior years have been reclassified to conform to the current year's presentation.

Income Recognition from Finance Operations. Unearned finance charges on all types of consumer notes and contracts receivable are recognized on an accrual basis, using the interest method. Accrual generally is suspended when payments are more than three months contractually overdue. Loan fees and directly related lending costs are deferred and amortized using the interest method over the contractual life of the related loans.

Provision and Allowance for Credit Losses. The Company provides, through charges to income, an allowance for losses which, based upon management's evaluation of numerous factors, including current economic trends, loan portfolio agings, historical loss experience and evaluation of collateral, is deemed adequate to cover reasonably expected losses on outstanding loans.

Losses on loans are charged to the allowance for credit losses based upon the number of days delinquent or when collectibility becomes questionable and the underlying collateral, if any, is considered insufficient to liquidate the loan balance (see Note 2). Recoveries on previously written-off loans are credited to the allowance.

Investment Securities. As of December 31, 1993, investments classified as available for sale are accounted for according to Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). This statement requires that debt and equity securities classified as available for sale be reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as a separate component of stockholder's equity. The adoption of FAS 115 resulted in the Company recording a net unrealized holding gain of $445,000 as a separate component of stockholder's equity and a deferred tax liability of $324,000.

Beginning December 31, 1992 until the adoption of FAS 115, investment securities that may be sold in response to or in anticipation of changes in interest rates and prepayment risk, liquidity considerations, and other factors were carried at the lower of aggregate amortized cost or market value. As of December 31, 1992, all investment securities were deemed to be available for sale.

Prior to December 31, 1992, generally all securities were recorded at cost and adjusted for amortization of premium and accretion of discount. Gains and losses on investment securities were recorded when realized on a specific identity basis.

Property, Equipment and Leasehold Improvements. Property, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided principally on the straight-line method over the estimated useful life or, if less, the term of the lease.

Deferred Charges. Expenditures that are deferred are amortized over the period benefited. Amortization is computed principally using the straight-line method.

Excess of Cost Over Equity of Companies Acquired. The excess of cost over the fair value of net assets of companies acquired is amortized on a straight-line basis, generally over periods of up to 25 years.

Insurance Premiums and Acquisition Costs. Insurance premiums are deferred and subsequently amortized into revenue over the terms of the related insurance contracts. The methods of amortization used are pro rata, sum-of-the-digits and a combination thereof. Policy acquisition costs (principally ceding commissions and premium taxes) are deferred and charged to expense over the terms of the related policies in proportion to premium recognition.

Insurance Claims and Benefits Reserves. Reserves for reported claims on credit life and health insurance are established based upon standard actuarial assumptions used in the insurance business for such purposes. Claims reserves for reported property and casualty insurance claims are based upon estimates of costs and expenses to settle each claim. Additional amounts of reserves, based upon prior experience and insurance in force, are provided for each class of insurance for claims which have been incurred but not reported as of the balance sheet date.

Income Taxes. The Company is included in the consolidated Federal income tax return filed by GWFC. Currently payable Federal income taxes will be paid to GWFC. Federal income taxes are allocated between GWFC and its subsidiaries in proportion to the respective contribution to consolidated income or loss. Beginning in 1993, allocations for state income taxes approximate the amount the Company would have paid on a separate entity basis. Prior to 1993, state income taxes were allocated using a combined GWFC effective tax rate. Deferred income taxes are provided on elements of income or expense that are recognized in different periods for financial and tax reporting purposes.

Taxes on income are determined by using the liability method as prescribed by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109"). This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, FAS 109 requires the consideration of all expected future events other than enactments of changes in the tax law or rates.

Statement of Cash Flows. For purposes of reporting cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounting Changes. The Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS 106") as of January 1, 1992. FAS 106 requires that the expected cost of postretirement benefits other than pensions be charged to expense during the period over which eligible employees render active service.

The unfunded benefit obligation as of January 1, 1992 reflected in liabilities on the Consolidated Statements of Financial Condition and shown as an accounting change on the Consolidated Statements of Operations follows:




(Dollars in thousands)                              JANUARY 1, 1992
                                                    ---------------
Accumulated postretirement benefits obligation
  Retirees                                               $ 6,971
  Active plan participants                                 6,725
                                                         -------
                                                          13,696
Income tax benefit                                         5,660
                                                         -------
                                                         $ 8,036
                                                         =======

In 1992, the Company also adopted FAS 109, which supersedes Statement No. 96 "Accounting for Income Taxes", which was adopted by the Company in 1987. The adoption of FAS 109 did not have a significant impact on the financial statements for 1992.

Market Value Disclosures. The Company adopted Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments" ("FAS 107") in December 1992. FAS 107 requires disclosures about fair value for all financial instruments, whether recognized or not in the body of the financial statements or in the accompanying notes, and the methods and significant assumptions used to estimate their fair value.

Quoted market prices are used, where available, to estimate the market value of financial instruments. Because no quoted market prices exist for a significant portion of the Company's financial instruments, market value is estimated using comparable market prices for similar instruments or using management's estimates of appropriate discount rates and cash flows for the underlying asset or liability. A change in management's assumptions could significantly affect these estimates; accordingly, the Company's market value estimates are not necessarily indicative of the value which would be realized upon disposition of the financial instruments.

NOTE 2 FINANCE RECEIVABLES

Finance receivables at December 31, 1993 and 1992 are summarized as follows:

 (Dollars in thousands)                            1993              1992
                                           ------------      ------------
 Consumer finance receivables
   Real estate secured loans               $    510,229      $    534,171
   Other consumer finance instalment loans      971,532           892,454
   Retail instalment contracts                  328,042           288,764
                                           ------------      ------------

   Gross consumer finance receivables         1,809,803         1,715,389
 Less: Unearned finance charges and
         deferred loan fees                    (317,571)         (305,039)
       Allowance for credit losses              (39,094)          (36,046)
                                           ------------      ------------
 Net consumer finance receivables          $  1,453,138      $  1,374,304
                                           ============      ============


The amount of gross nonaccruing receivables included above was approximately $19 million and $20 million at December 31, 1993 and 1992, respectively.

Contractual maturities, net of unearned finance charges and deferred loan fees, at December 31, 1993 are as follows:

                                                OVER 1
                                                   BUT
                                    WITHIN      WITHIN         OVER
                                    1 YEAR     5 YEARS      5 YEARS       TOTAL
                                  --------   ---------    ---------   ---------
 (Dollars in thousands)

 Real estate secured loans        $ 43,300   $ 156,192    $ 207,924   $  407,416
 Other consumer finance
   instalment loans                339,143     456,344          870      796,357
 Retail instalment contracts       144,346     142,797        1,316      288,459
                                  --------   ---------    ---------   ----------
                                  $526,789   $ 755,333    $ 210,110   $1,492,232
                                  ========   =========    =========   ==========


Consumer finance receivables have maximum terms of 180 months, while retail contracts have maximum terms of 60 months. The weighted average contractual term of all loans and contracts written during each of the years ended December 31, 1993 and 1992 was 41 months and 42 months, respectively. Experience has shown that a substantial portion of the receivables will be renewed or repaid prior to contractual maturity. Therefore, the tabulation of contractual payments should not be regarded as a forecast of future cash collections. During the years ended December 31, 1993 and 1992, the ratio of principal cash collections to average net consumer finance receivables outstanding was 66% and 64%, respectively. Additionally, substantially all loans provide for a fixed rate of interest over the contractual life of the loan.

The approximate fair value of the Company's net finance receivables as of December 31, 1993 and 1992 follows:

 (Dollars in thousands)                   1993                       1992
                               --------------------------   ------------------------
                                              APPROXIMATE                APPROXIMATE
                                  NET BOOK       FAIR         NET BOOK       FAIR
                                   VALUE         VALUE          VALUE       VALUE
                               -----------    -----------   -----------   ----------
 Real estate secured loans     $   407,416    $   418,641    $   424,647   $  423,792
 Other consumer finance
   instalment loans                796,357        794,704        736,074      731,179
 Retail instalment contracts       288,459        288,459        249,629      249,629
                               -----------    -----------    -----------   ----------
                               $ 1,492,232    $ 1,501,804    $ 1,410,350   $1,404,600
                               ===========    ===========    ===========   ==========


The approximate fair value of finance receivables is estimated by discounting the future cash flows using current rates at which similar loans would be made with similar maturities to borrowers with similar credit ratings. The current rates for finance receivables approximate the weighted average rates of the portfolio at December 31, 1993 and 1992; therefore, there is no significant difference between the estimated fair value of the loan portfolio and its net book value. The fair value is not adjusted for the value of potential loan renewals from existing borrowers.

Because the Company primarily lends to consumers, it did not have receivables from any industry group that comprised 10 percent or more of total consumer finance receivables at December 31, 1993.

Activity in the Company's allowance for credit losses is as follows:

                                                 YEAR ENDED DECEMBER 31,
                                          ------------------------------------
 (Dollars in thousands)                      1993         1992          1991
                                          ---------    ---------     ---------
 Balance, January 1                       $  36,046    $  35,114     $  52,187
 Provision for credit losses                 35,131       38,601        30,091
 Amounts charged off                        (48,635)     (52,200)      (66,008)
 Recoveries                                  15,065       13,981         8,674
 Allowances on notes purchased                1,487          550        10,170
                                          ---------    ---------     ---------
 Balance, December 31                     $  39,094    $  36,046     $  35,114
                                          =========    =========     =========

The Company changed its charge-off policy effective June 30, 1991.
Under the new policy, non-real estate secured delinquent accounts are charged off based on the number of days contractually delinquent (120 days for closed-end loans and 180 days for open-end loans), as opposed to the previous recency-based method. At June 30, 1991, approximately $28 million of loans, which had been fully reserved in 1990, were charged off under the new policy. The adoption of the policy did not have a material impact on 1991 net income.

NOTE 3 ACQUISITIONS

Effective October 11, 1991, the Company acquired, as a liquidating portfolio, approximately $132 million of finance receivables from GWB. GWB had acquired the receivables along with certain deposit accounts from the Resolution Trust Corporation, as a receiver of The First, F.A. of Florida, on the same date and in turn sold the finance receivables to the Company at a discount of approximately $17 million. This discount is being accreted into income over the contractual lives of the loans acquired.

On December 31, 1991, the Company purchased substantially all the assets and assumed certain liabilities of Capitol Finance Group, Inc. ("Capitol") and its subsidiaries. Capitol was owned by an unrelated financial institution and operated 54 consumer finance branches in 5 states. The Company retained 44 of the branches. The total assets acquired of approximately $149 million were primarily finance receivables. Liabilities assumed were approximately $4 million, and the total purchase price of approximately $164 million (net of cash acquired) resulted in an excess of cost over equity in net assets acquired of approximately $21 million. The excess is being amortized on a straight-line basis over 6 years, the estimated life of the intangible assets acquired.

The following unaudited pro forma results have been prepared based on the fair values of the assets acquired and the liabilities assumed of Capitol and are not necessarily representative of the actual results that would have occurred or may occur in the future if the transaction had been in effect on January 1, 1991.

                                        UNAUDITED PRO FORMA RESULTS
                                        YEAR ENDED DECEMBER 31, 1991
                                        ----------------------------
  (Dollars in thousands)
  Net interest income                            $161,173

  Net insurance operations and
    other income                                   28,791
  Net income                                       40,278


NOTE 4 INVESTMENT SECURITIES

Investment securities as of December 31, 1993 and 1992 are as follows:

 (Dollars in thousands)                           DECEMBER 31, 1993
                               ---------------------------------------------------------

                                                         GROSS UNREALIZED    APPROXIMATE
                              ORIGINAL    AMORTIZED     -------------------     FAIR
                                COST        COST         GAINS       LOSSES     VALUE
                             ---------    ---------     -------      ------  -----------
 Government obligations      $ 18,261     $ 18,179     $    89       $   49   $ 18,219
 Corporate obligations         72,316       71,946       1,389          415     72,920
 Certificates of deposit
  and other                     6,393        7,468           1          246      7,223
                             --------     --------     -------       ------   --------
                             $ 96,970     $ 97,593     $ 1,479       $  710   $ 98,362
                             ========     ========     =======       ======   ========



  (Dollars in thousands)                      DECEMBER 31, 1992
                              ----------------------------------------------------------

                                                         GROSS UNREALIZED    APPROXIMATE
                              ORIGINAL    AMORTIZED    --------------------     FAIR
                                COST        COST        GAINS       LOSSES      VALUE
                              --------    ---------    ------       ------   -----------
  Government obligations     $ 29,275    $ 29,244      $  279       $  284    $ 29,239
  Corporate obligations        59,945      59,739       1,343          152      60,930
  Certificates of deposit
   and other                   10,467      10,561           6          110      10,457
                             --------     -------      ------       ------    --------
                             $ 99,687    $ 99,544      $1,628       $  546    $100,626
                             ========    ========      ======       ======    ========


There were no significant realized gains or losses during 1993 or 1992.

The following table presents the maturity of the investment securities at December 31, 1993:

 (Dollars in thousands)
                                                              APPROXIMATE
                                         AMORTIZED                FAIR
                                           COST                  VALUE
                                         ---------            -----------
 Due in one year or less                  $ 19,490             $  19,387
 Due after one year through five years      46,400                47,410
 Due after five years through ten years     24,830                24,716
 Due after ten years                         6,873                 6,849
                                          --------             ---------
                                          $ 97,593             $  98,362
                                          ========             =========

NOTE 5  DEFERRED CHARGES

Deferred charges, net of amortization, as of December 31, 1993 and 1992 are as follows:

 (Dollars in thousands)                       1993                  1992
                                          --------             ---------
 System development costs                 $  1,378             $   3,430
 Long-term debt issuance costs               3,449                 3,935
 Premiums on purchased accounts              9,308                10,929
                                          --------             ---------
                                          $ 14,135             $  18,294
                                          ========             =========

Amortization of these deferred charges for each of the last three years is as follows:

 (Dollars in thousands)                      1993       1992        1991
                                          -------   --------    --------
 System development costs                 $ 2,052   $  2,052    $  2,052
 Long-term debt issuance costs              1,581      1,499         978
 Premiums on purchased accounts             3,667      3,805       3,246


NOTE 6  SHORT-TERM DEBT

Short-term debt at December 31, 1993 and 1992 consisted of commercial paper notes issued in the minimum amount of $500,000 with original terms to 92 days.

The book value of short-term debt at December 31, 1993 approximates its estimated fair value.

Additional information concerning total short-term borrowings is as follows:


                                                YEAR ENDED DECEMBER 31,
                                            ------------------------------
   (Dollars in thousands)                      1993      1992        1991
                                            -------   --------    --------
   Outstanding during the year
     Maximum amount at any month end       $279,607   $581,556    $578,790
     Average amount                         170,852    298,531     266,670
     Weighted average interest rate             3.6%       4.3%        6.0%
   Balance at end of year
     Amount                                $279,607   $203,092    $578,790
     Weighted average interest rate             3.8%       4.1%        5.1%


Weighted average interest rates include the effect of commitment fees.

Short-term notes totalling $65 million and $69 million were issued in December, 1993 and 1992, respectively. The proceeds of these notes were used to purchase investment securities and were repaid through liquidation of these securities in the January following issuance. This short-term debt has been reflected net of the securities balances in the accompanying Consolidated Statements of Financial Condition.

In 1991, the Company entered into a $100 million international revolving credit agreement with several foreign banks, which was increased to $120 million in 1993. The agreement originally had a three-year term with repayment in full of any balance outstanding in December, 1994. In 1993, $110 million of this credit was extended to December, 1996.

In 1992, the Company entered into a $200 million domestic revolving credit agreement with various banks. The agreement has a three-year term with repayment in full of any balance outstanding in January, 1995.

In 1992, the Company entered into an arrangement with GWB for a $100 million revolving credit line originally set to expire in January, 1995. This arrangement was cancelled during 1993 as a result of the corporate realignment consummated on June 30, 1993.

There were no borrowings under the above revolving credit agreements in 1993 or 1992.

NOTE 7  LONG-TERM DEBT

Long-term debt at December 31, 1993 and 1992 was comprised of the following:

 (Dollars in thousands)                                   1993            1992
                                                       -------          ------
 Senior Debentures and Notes
   9.25%, due July 30, 1993                          $              $   35,000
   9.875%, due September 22, 1993                                       99,994
   14.25%, due September 1, 1994                        50,000          50,000
   9.47%, due April 6, 1995                             50,000          50,000
   8.55%, due June 1, 1995                             100,000         100,000
   9.5%, due July 30, 1995                              21,000          21,000
   7.375%, due February 15, 1997                        99,932          99,915
   7.875%, due February 15, 1999                        99,792          99,761
   6.25%, due July 15, 1996                             99,977          99,969
   5.75%, due July 15, 1998                            149,787
   Medium Term Notes, Series C, due
    1992-1996, at interest rates of 8.41% to 8.90%      10,000          20,000
   Medium Term Notes, Series D, due
    1992-1995, at interest rates of 9.05% to 9.72%      13,000          43,000
                                                     ---------      ----------

    Total Senior Debt                                  693,488         718,639
                                                     ---------      ----------

 Senior Subordinated Notes and Debentures
   8.875%, due August 15, 1998                          99,869          99,848
   7.5%, due July 1, 1999                               99,326          99,230
                                                     ---------      ----------

    Total Senior Subordinated Debt                     199,195         199,078
                                                     ---------      ----------

    Total Long-term Debt                             $ 892,683      $  917,717
                                                     =========      ==========

Aggregate maturities and sinking fund requirements at December 31, 1993 are as follows:

(Dollars in thousands)
                                              SENIOR
                            SENIOR         SUBORDINATED
                             DEBT             NOTES           TOTAL
                          ---------         ---------       ---------
   1994                   $  50,000                         $  50,000
   1995                     189,000                           189,000
   1996                     104,976                           104,976
   1997                      99,933                            99,933
   1998                     149,787         $  99,869         249,656
   Thereafter                99,792            99,326         199,118
                          ---------         ---------       ---------
                          $ 693,488         $ 199,195       $ 892,683
                          =========         =========       =========

The approximate fair value of the Company's long-term debt as of December 31, 1993 and 1992 is as follows:

(Dollars in thousands)

                                 1993                       1992
                       ---------------------------   ----------------------

                           BOOK        APPROXIMATE     BOOK     APPROXIMATE
                           VALUE       FAIR VALUE      VALUE    FAIR VALUE
                       -----------     ----------    --------   -----------
 Senior debt           $   693,488     $ 724,100     $  718,639   $ 747,500
 Senior subordinated
       notes               199,195       217,700        199,078     202,300
                       -----------     ---------     ----------   ---------
                       $   892,683     $ 941,800     $  917,717   $ 949,800
                       ===========     =========     ==========   =========

Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the approximate fair value of existing debt.

In September, 1990, the Company filed a $400 million shelf registration statement. In May, 1991, under this registration statement, the Company issued, through a public offering, $100 million of 8.55% senior notes maturing June 1, 1995. In August, 1991, also under this registration statement, the Company issued $100 million of 8.875% senior subordinated notes maturing August 15, 1998. In February, 1992, under this registration statement, the Company issued $100 million of 7.375% senior notes maturing February 15, 1997 and $100 million of 7.875% senior notes maturing February 15, 1999. The proceeds of the offerings in 1991 were principally used to reduce other long-term debt obligations and, in 1992, were used principally to reduce short-term debt.

In March, 1992, the Company filed a $600 million shelf registration statement. In July, 1992, under this registration statement, the Company issued $100 million of 6.25% senior notes maturing July 15, 1996 and $100 million of 7.5% senior subordinated notes maturing July 1, 1999. In July, 1993, also under this registration statement, the Company issued $150 million of 5.75% senior notes maturing July 15, 1998. The proceeds of each of these issues were used principally to reduce short-term debt.

NOTE 8  INCOME TAXES

The components of income tax expense are as follows:

                                                   YEAR ENDED DECEMBER 31,
                                            ----------------------------------
 (Dollars in thousands)                        1993         1992         1991
                                              -----        -----        -----
Currently payable
   Federal                                 $ 37,270      $26,284      $ 12,100
   State                                      6,190       11,145         3,470
 Deferred                                   (14,900)      (3,520)       10,680
                                            -------       ------       --------
                                             28,560       33,909        26,250

Adjustment to deferred tax for
   cumulative effect of change in
   accounting method                                      (5,660)
                                           --------      -------      --------
                                           $ 28,560      $28,249      $ 26,250
                                           ========      =======      ========

Deferred taxes result from temporary differences in the recognition of certain items for tax and financial reporting purposes. Deferred tax liabilities (assets) are comprised of the following:


                                                  DECEMBER 31,
                                             ---------------------
(Dollars in thousands)                         1993           1992
                                             ------         ------
Amortization of intangibles                $ 21,991       $ 31,606
Employee benefits accruals                    2,389
Depreciation                                  1,197          2,230
Other deferred income items                     223            669
                                           --------       ---------
Total deferred tax liabilities               25,800         34,505
                                           --------       ---------
Credit loss reserves                        (14,826)        (9,914)
Employee benefits accruals                                  (6,099)
Unearned insurance commissions               (4,909)        (4,150)
Loan interest and fee income                   (382)        (1,053)
Other miscellaneous accruals                 (2,619)          (695)
State taxes                                  (4,166)
Other deferred deduction items               (1,698)          (494)
                                           --------       ---------
Total deferred tax assets                   (28,600)       (22,405)
                                           --------       ---------
Net deferred tax (asset) liability         $ (2,800)      $ 12,100
                                           ========       =========


The provisions for income taxes differ from the amounts determined by multiplying pretax income by the statutory Federal income tax rate of 35% for 1993 and 34% for 1992 and 1991. A reconciliation between these amounts is as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                    ------------------------------------
 (Dollars in thousands)                                   1993         1992          1991
                                                     ---------    ---------     ---------
 Income taxes at statutory rates                    $  27,889    $  25,748    $   21,566
 Increase (reduction) in taxes
   resulting from:
   State income taxes, net of
    Federal benefit                                     3,024        6,253         4,079
   Amortization of the excess
    of purchase price over fair
    value of assets acquired                              301        1,237           581
   Tax legislation changes regarding intangibles       (2,511)
   Other                                                 (143)         671            24
                                                    ---------    ---------    ----------
                                                    $  28,560    $  33,909    $   26,250
                                                    =========    =========    ==========

NOTE 9  STOCKHOLDER'S EQUITY

Provisions of certain of the Company's debt agreements restrict the payment of dividends to a maximum prescribed proportion of cumulative earnings and contributed capital and provide for the maintenance of minimum levels of equity and maximum leverage ratios. At December 31, 1993, approximately $94 million was available under the debt agreement restriction for future dividends.

NOTE 10 RETIREMENT AND SAVINGS PLANS

GWFC's non-contributory defined benefit pension plan covers substantially all of the Company's employees. Accumulated plan benefits and annual pension expense are derived from an allocation formula based on the Company's total participants and the Plan's total participants.

Pension expense for the Company's participants for the years ended December 31, 1993, 1992 and 1991 was $1,515,000, $1,200,000 and $1,140,000, respectively.
Due to the Company's participation in a multiemployer defined benefit plan, information as to separate Company participant assets and vested benefits is not presented.

The Company's employees also participate in GWFC's employee savings plan, which allows employees to defer part of their pretax compensation until retirement. Company contributions equal 50% of the contributions made by employees up to 6% plus annual discretionary amounts, if any, as determined by management. The Company's cost is based on the actual contribution related to its participating employees. Total expense was $1,342,000, $1,388,000 and $1,125,000 for the years ended December 31, 1993, 1992 and 1991, respectively.

The Company's employees also participate in GWFC's defined benefit postretirement plans which provide medical and life insurance coverage to eligible employees and dependents based on age and length of service. Medical coverage options are the same as available to active employees. The accumulated postretirement benefit obligation and related expense are derived from an allocation formula based on the Company's total participants and the Plan's total participants.

The net postretirement medical and life insurance expense allocated to the Company for the years ended December 31, 1993 and 1992 were $1,300,000 and $1,216,000, respectively. In 1991, the cost of these benefits, funded currently, was not significant to the Company.

NOTE 11 LEASES

At December 31, 1993, the Company was lessee of office space, principally for loan offices, computer and other office equipment and automobiles, generally for terms of five or fewer years. The lease for the Company's former headquarters expires in 1994 and will not be renewed due to the purchase of its new headquarters in Tampa, Florida.

The Company has no material capital leases. Under operating leases that have initial or remaining noncancelable lease terms in excess of one year, approximate aggregate annual minimum rentals are $5,400,000 in 1994; $3,500,000 in 1995; $2,400,000 in 1996; $1,500,000 in 1997; and $800,000 in
1998. Rent expense for the years ended December 31, 1993, 1992 and 1991 was $8,560,000, $8,007,000 and $7,028,000, respectively.

NOTE 12 COMMITMENTS AND CONTINGENCIES

The Company is routinely involved in litigation incidental to its businesses. It is management's opinion that the aggregate liability arising from the disposition of all such pending litigation will not have a material adverse effect on the Company.

NOTE 13 TRANSACTIONS WITH RELATED PARTIES

The Company had long-term debt outstanding with GWB of $244,500,000 at December 31, 1990, which was repaid in 1991. During 1991, the Company borrowed $264,130,000 from GWB under a short-term master note, which was repaid in July, 1992.

Interest expense related to the above short-term and long-term debt was $2.5 million in 1992 and $12.9 million in 1991. The debt was issued primarily to reduce commercial paper and other nonaffiliated debt.

Other transactions with GWFC or its subsidiaries are identified as follows:

- -     The Company provides supervisory and administrative
      services to affiliates engaged in industrial banking and other consumer finance activities at no cost to such affiliates. The Company also provides data processing services to such affiliates, and revenue from these services totalled approximately $768,000 in 1993, $699,000 in 1992 and $640,000 in 1991. From time to time, the Company advances funds to these operations. At December 31, 1993 and 1992, there were outstanding advances of $855,000 and $2,548,000, respectively.

- -    GWB provides the Company with certain administrative
     services, including human resources and cash management. The Company paid GWB management fees of $1,239,000 in 1993, $1,163,000 in 1992 and $1,071,000 in 1991.

- -    The Company makes payments to GWFC in accordance with
     GWFC's tax allocation policy and in connection with the retirement and savings plans.

NOTE 14  BUSINESS SEGMENTS

The Company is engaged primarily in the consumer finance business.

NOTE 15  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of the quarterly results of operations for the years ended December 31, 1993 and 1992 is set forth below:

                                                                             QUARTER ENDED
                                                                  ------------------------------------
                                                  MARCH 31,          JUNE 30,            SEPTEMBER 30,        DECEMBER 31,
                                               --------------     ---------------     ----------------     -----------------
                                               1993     1992       1993     1992       1993      1992       1993       1992
                                              ------   ------     ------   ------     ------    ------     ------     ------
 Revenue                                     $ 80,811  $ 84,642  $ 80,167  $ 80,404  $ 81,966  $ 80,631   $ 83,200    $ 81,980
                                             --------  --------  --------  --------  --------  --------   --------    --------

 Interest and other expenses                   52,853    53,965    52,212    52,434    54,062(1) 53,771     52,203      53,158

 Provision for credit losses                    8,928     9,667     8,315     9,707     8,335     9,283      9,553       9,944
                                             --------- --------  --------  --------  --------  --------   --------    --------

 Total expenses                                61,781    63,632    60,527    62,141    62,397    63,054     61,756      63,102
                                             --------  --------  --------  --------  --------  --------   --------    --------

 Income before taxes
   and cumulative effect
   of a change in accounting
   method                                      19,030    21,010    19,640    18,263    19,569    17,577     21,444      18,878

 Income tax provision                           8,014     8,680     8,375     7,560     5,311(2)  7,260      6,860(3)   10,409
                                             --------  --------  --------  --------  --------  --------   --------    --------

 Income before cumulative
   effect of a change in
   accounting method                           11,016    12,330    11,265    10,703    14,258    10,317     14,584       8,469

 Cumulative effect on
   prior years (to
   December 31, 1991)
   of a change in the
   method of recognizing
   postretirement benefits
   other than pensions,
   net of income taxes of
   $5,660                                                (8,036)
                                             --------  --------  --------  --------  --------  --------   --------    --------

 Net income                                  $ 11,016  $  4,294  $ 11,265  $ 10,703  $ 14,258  $ 10,317   $ 14,584    $  8,469
                                             ========  ========  ========  ========  ========  ========   ========    ========


(1) Includes approximately $1.2 million associated with the relocation of the Company's headquarters from Memphis, Tennessee to Tampa, Florida.

(2) Reflects a decrease in the Company's effective tax rate primarily attributable to the expected increased deductibility of current and prior year's amortization of intangible assets resulting from the recently enacted Omnibus Budget Reconciliation Act of 1993.

(3) Reflects a change in GWFC's income tax allocation policy, which provides that the Company's state income taxes will be charged or credited in amounts approximating such taxes as computed on a separate entity basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Index of Documents filed as a part of this Report:

     1.  FINANCIAL STATEMENTS

         Included in Part II of this Report:

                                                               PAGE
  Report of Independent Accountants . . . . . . . . . . . . . .   10

  Aristar, Inc. and Subsidiaries:
    Consolidated Statements of Financial Condition
     at December 31, 1993 and 1992  . . . . . . . . . . . . . .   11
    Consolidated Statements of Operations and Retained Earnings
     for the Years Ended December 31, 1993, 1992 and 1991   . .   12
    Consolidated Statements of Cash Flows
     for the Years Ended December 31, 1993, 1992 and 1991   . .   13
    Notes to Consolidated Financial Statements. . . . . . . . .   14



     2.  FINANCIAL STATEMENT SCHEDULES

         All schedules are omitted because of the absence of the conditions under which they are required or because the required information is set forth in the financial statements or related notes.

     3.  EXHIBITS

         Included in Part IV of this Report:

    EXHIBIT
    NUMBER

     (3)   (a)  Certificate of Incorporation of Aristar, Inc. as
                presently in effect.  (1)
           (b)  By-Laws of Aristar, Inc. as presently in effect.  (1)

     (4)   (a)  Indenture dated as of July 15, 1984, between
                Aristar, Inc. and Bank of Montreal Trust Company, as
                trustee.  (2)
           (b) First supplemental indenture to Exhibit (4)(a) dated as of June 1, 1987. (2)

     (c) Indenture dated as of August 15, 1988, between Aristar, Inc. and Bank of Montreal Trust Company, as trustee. (3)
     (d) Indenture dated as of May 1, 1991 between Aristar, Inc. and Security Pacific National Bank, as trustee. (4)
     (e) Indenture dated as of May 1, 1991 between Aristar, Inc. and The First National Bank of Boston, as trustee. (4)
     (f) Indenture dated as of July 1, 1992 between Aristar, Inc. and The Chase Manhattan Bank, N.A., as trustee. (5)
     (g) Indenture dated as of July 1, 1992 between Aristar, Inc. and Citibank, N.A., as trustee. (5)
     (h) The registrant hereby agrees to furnish the Securities and Exchange Commission upon request with copies of all instruments defining rights of holders of long-term debt of Aristar and its consolidated subsidiaries.

(10) (a)  Great Western Financial Corporation Income Tax Allocation
          Policy. (6)
     (b) Amendment Number 2 to Great Western Financial Corporation Income Tax Allocation Policy.
     (c) Purchase Agreement dated as of November 5, 1991 between Great Western Bank and Blazer Financial Services, Inc. of Florida d/b/a Great Western Financial Services, Inc. of Florida. (7)
     (d) Amended and Restated Acquisition Agreement made as of December 2, 1991 by and between Aristar, Inc. and Capitol Finance Group, Inc., Capitol Credit Plan of North Carolina, Inc., Capitol Credit Plan of South Carolina, Inc., Capitol Credit Plan of Georgia, Inc., Capitol Credit Plan of Tennessee, Inc., Capitol Credit Plan of Virginia, Inc., Capitol Mortgage Plan Corporation, Capitol Mortgage Plan of Virginia, Inc., Capitol Premium Plan, Inc., Advance Insurance Agency, Inc., Capitol Financial Services, Inc., Capitol Lease Plan Corporation and Amity Life Insurance Company, and the exhibits thereto. (8)

(12)  Statement Re: Computation of Ratios.

(23)  Consent of Independent Accountants.

(24)  Power of Attorney included on Page 33 of the Form 10-K.

      (1) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987, Commission File number 1-3521.
      (2)  Incorporated by reference to Registrant's Quarterly
           Report on Form 10-Q for the quarter ended March 31, 1993, Commission file number 1-3521.
      (3)  Incorporated by reference to Registrant's Quarterly
           Report on Form 10-Q for the quarter ended September 30, 1988, Commission file number 1-3521.
      (4) Incorporated by reference to Registrant's Current Report on Form 8-K dated May 29, 1991, Commission file number 1-3521.
      (5) Incorporated by reference to Registrant's Current Report on Form 8-K dated June 24, 1992, Commission file number 1-3521.
      (6) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, Commission file number 1-3521.
      (7)  Incorporated by reference to Registrant's Quarterly
           Report on Form 10-Q for the quarter ended September 30, 1991, Commission file number 1-3521.
      (8) Incorporated by reference to Registrant's Current Report on Form 8-K dated December 31, 1991, Commission file number 1-3521.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            ARISTAR, INC.

            By  /s/ James A. Bare                              March 23, 1994
            ---------------------------------                  --------------
            James A. Bare, Senior Vice President               Date
            and Chief Financial Officer (and Principal
            Accounting Officer)

                               POWER OF ATTORNEY

            Each person whose signature appears below hereby authorizes James
            A. Bare as attorney-in-fact to sign on his behalf as an individual and in every capacity stated below, and to file all amendments to the registrant's Form 10-K, and the registrant hereby confers like authority to sign and file in its behalf.

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 1994.

            /s/ Michael M. Pappas
            ------------------------
            Michael M. Pappas, President and Director
            (Principal Executive Officer)


            /s/ James A. Bare
            ------------------------
            James A. Bare, Director


            /s/ Carl F. Geuther
            ------------------------
            Carl F. Geuther, Director


            /s/ J. Lance Erikson
            ------------------------
            J. Lance Erikson, Director