Form 10-Q
period 1994-03-31
ARISTAR INC
filed 1994-05-11
CIK 7214

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                -------------
                                  FORM 10-Q
                                -------------
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 1994
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X                             No
                       ---                               ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
        As of April 30, 1994, there were 1,000 shares of Common Stock outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1)(A) AND
(B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         ARISTAR, INC. AND SUBSIDIARIES

                                   FORM 10-Q


                                     INDEX


Part I.    Financial Information:

    Item 1.  Financial Statements

      Consolidated Statements of Financial Condition -
         March 31, 1994, December 31, 1993 and
         March 31, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3

      Consolidated Statements of Operations and Retained Earnings -
         Three Months Ended March 31, 1994 and 1993 . . . . . . . . . . . . . . . . . . . .        4

      Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 1994 and 1993 . . . . . . . . . . . . . . . . . . . .        5

      Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . .    6 - 7

    Item 2.  Management's Analysis of the
      Results of Operations for the Three Months
      Ended March 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8

Part II.   Other Information:

    Item 1.      Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9

    Item 5.      Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9

    Item 6.      Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . .  10 - 11


    SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12

ITEM 1.  FINANCIAL STATEMENTS

ARISTAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

                                                            MARCH 31,       DECEMBER 31,           MARCH 31,
(Dollars in thousands)                                          1994               1993                1993
                                                        ------------       ------------         -----------

ASSETS
Finance receivables, net                                $  1,437,837       $  1,453,138         $ 1,332,771
Investment securities                                         89,227             92,614              87,137
Cash and cash equivalents                                     16,918             14,224               9,059
Property and equipment, less accumulated
 depreciation and amortization:  1994,
 $19,939; 1993, $19,205 and $16,612                           14,527             12,936               9,892
Deferred charges                                              12,891             14,135              16,850
Excess of cost over equity of
 companies acquired, less
 accumulated amortization: 1994,
 $32,766; 1993, $31,014 and $25,759                           74,245             75,997              81,252
Other assets                                                   6,240              8,327              11,915
                                                        ------------       ------------         -----------
  TOTAL ASSETS                                          $  1,651,885       $  1,671,371         $ 1,548,876
                                                        ============       ============         ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES
Short-term debt                                         $    280,059       $    279,607         $   156,993
Long-term debt                                               892,742            892,683             917,761
                                                        ------------       ------------         -----------
    Total debt                                             1,172,801          1,172,290           1,074,754
Accounts payable and other liabilities                        35,070             72,241              53,864
Federal and state income taxes                                13,168              5,901              24,492
Insurance claims and benefits reserves                         7,573              7,877               7,704
Unearned insurance premiums and
 commissions                                                  53,002             50,653              49,705
                                                        ------------       ------------         -----------
    TOTAL LIABILITIES                                      1,281,614          1,308,962           1,210,519
                                                        ------------       ------------         -----------

STOCKHOLDER'S EQUITY
Common stock: $1.00 par value;
 10,000 shares authorized; 1,000
 shares issued and outstanding                                     1                  1                   1
Paid-in capital                                               44,894             44,894              44,894
Retained earnings                                            325,288            317,069             293,462
Net unrealized holding gain on investment
 securities                                                       88                445
                                                        ------------       ------------         -----------
    TOTAL STOCKHOLDER'S EQUITY                               370,271            362,409             338,357
                                                        ------------       ------------         -----------

  TOTAL LIABILITIES AND
   STOCKHOLDER'S EQUITY                                 $  1,651,885       $  1,671,371         $ 1,548,876
                                                        ============       ============         ===========

See Notes to Consolidated Financial Statements.

ARISTAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(UNAUDITED)

                                                                                   FOR THE THREE
                                                                               MONTHS ENDED MARCH 31,
                                                                      --------------------------------------
(Dollars in thousands)                                                       1994                       1993
                                                                      -----------                 ----------
Loan interest and fee income                                          $    75,204                 $   73,699
Investment securities income                                                1,206                      1,885
                                                                      -----------                 ----------
  Total interest income                                                    76,410                     75,584

Interest and debt expense                                                  20,663                     22,097
                                                                      -----------                 ----------

Net interest income before
  provision for credit losses                                              55,747                     53,487

Provision for credit losses                                                 8,552                      8,928
                                                                      -----------                 ----------

  NET INTEREST INCOME                                                      47,195                     44,559

Other operating income
  Net insurance operations
    and other income                                                        6,622                      5,227

Other expenses
  Personnel costs                                                          16,327                     15,878
  Occupancy expense                                                         2,155                      2,174
  Advertising expense                                                         922                        728
  Amortization of excess cost over
    equity of companies acquired                                            1,752                      1,752
  Other operating expenses                                                 10,049                     10,224
                                                                      -----------                 ----------
                                                                           31,205                     30,756
                                                                      -----------                 ----------

INCOME BEFORE INCOME TAXES                                                 22,612                     19,030

Provision for federal and state income taxes                                8,143                      8,014
                                                                      -----------                 ----------

NET INCOME                                                                 14,469                     11,016

RETAINED EARNINGS
 Beginning of period                                                      317,069                    286,446
 Dividends paid                                                            (6,250)                    (4,000)
                                                                      -----------                 ----------
 End of period                                                        $   325,288                 $  293,462
                                                                      ===========                 ==========



See Notes to Consolidated Financial Statements.

ARISTAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                    FOR THE THREE
                                                                                MONTHS ENDED MARCH 31,
                                                                       -------------------------------------
(Dollars in thousands)                                                       1994                      1993
                                                                       ----------                 ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                           $   14,469                 $   11,016
  Adjustments to reconcile net income to net cash
    provided by operating activities
     Provision for credit losses                                            8,552                      8,928
     Depreciation and amortization                                          3,739                      3,286
  Decrease in other assets                                                  2,087                      5,598
  Increase (decrease) in
   Accounts payable and other liabilities                                 (29,904)                   (19,254)
   Unearned insurance premiums and commissions
     and insurance claims and benefits reserves                             2,045                      1,891
                                                                       ----------                 ----------

  Net cash provided by operating activities                                   988                     11,465
                                                                       ----------                 ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment securities purchased                                          (7,770)                    (2,724)
  Investment securities matured                                            10,674                      6,830
  Finance receivables originated or purchased                            (255,104)                  (195,932)
  Finance receivables repaid or sold                                      261,923                    229,538
  Capital expenditures                                                     (2,516)                      (220)
  Proceeds from sale of property and equipment                                 20                        189
  Other                                                                       277
                                                                       ----------                 ----------

  Net cash provided by investing activities                                 7,504                     37,681
                                                                       ----------                 ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in short-term debt                                               452                    (46,099)
  Dividends paid                                                           (6,250)                    (4,000)
                                                                       ----------                 ----------

  Net cash used in financing activities                                    (5,798)                   (50,099)
                                                                       ----------                 ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   2,694                       (953)

CASH AND CASH EQUIVALENTS
  Beginning of period                                                      14,224                     10,012
                                                                       ----------                 ----------

  End of period                                                        $   16,918                 $    9,059
                                                                       ==========                 ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                                        $   31,793                 $   35,260
  Intercompany payments in lieu of federal and state income
    taxes                                                                     600                     14,335


See Notes to Consolidated Financial Statements.

ARISTAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Aristar, Inc. and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

Certain amounts in prior periods have been reclassified to conform to the current period's presentation.

NOTE 2       OWNERSHIP

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

NOTE 3       ACCOUNTING CHANGE

As of December 31, 1993, investments classified as available for sale are accounted for according to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). This statement requires that debt and equity securities classified as available for sale be reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as a separate component of stockholder's equity. The Company recorded a net unrealized holding gain of $445,000 and $88,000, as a separate component of stockholder's equity, and a deferred tax liability of $324,000 and $47,000, as of December 31, 1993 and March 31, 1994, respectively.

Beginning December 31, 1992, until the adoption of FAS 115, investment securities that may have been sold in response to or in anticipation of changes in interest rates and prepayment risk, liquidity considerations, and other factors were carried at the lower of aggregate amortized cost or market value. As of December 31, 1992, all investment securities were deemed to be available for sale. Prior to December 31, 1992, generally all securities were recorded at cost and adjusted for amortization of premium and accretion of discount. Gains and losses on investment securities were recorded when realized on a specific identity basis.

ARISTAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4       FINANCE RECEIVABLES

Finance receivables consist of the following:

                                                               MARCH 31,        DECEMBER 31,         MARCH 31,
(Dollars in thousands)                                             1994                1993              1993
                                                           ------------      --------------      ------------

Consumer finance receivables
 Real estate secured loans                                $     513,115         $    510,229     $    524,602
 Other instalment loans                                         939,696              971,532          850,040
 Retail instalment contracts                                    328,778              328,042          282,666
                                                          -------------         ------------     ------------
 Gross finance receivables                                    1,781,589            1,809,803        1,657,308

Less:  Unearned finance charges and
         deferred loan fees                                    (304,179)            (317,571)        (287,902)
       Allowance for credit losses                              (39,573)             (39,094)         (36,635)
                                                          -------------         ------------     ------------

 Finance receivables, net                                 $   1,437,837         $  1,453,138     $  1,332,771
                                                          =============         ============     ============


Activity in the Company's allowance for credit losses is as follows:

                                                                          THREE MONTHS ENDED MARCH 31,
(Dollars in thousands)                                             1994                                  1993
                                                          -------------                          ------------
Balance, beginning of period                              $      39,094                          $     36,046
Provision for credit losses                                       8,552                                 8,928
Amounts charged off                                             (12,229)                              (12,213)
Recoveries                                                        3,904                                 3,694
Allowances on notes purchased                                       252                                   180
                                                          -------------                          ------------
Balance, end of period                                    $      39,573                          $     36,635
                                                          =============                          ============

NOTE 5       LONG-TERM DEBT

Long-term debt at March 31, 1994 was comprised of:

(Dollars in thousands)

Senior Notes and Debentures                                   $  693,516
Senior Subordinated Notes
  and Debentures                                                 199,226
                                                              ----------
                                                              $  892,742
                                                              ==========

ITEM 2. MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1994

Loan interest and fee income increased $1.5 million, or 2.0%, in the quarter ended March 31, 1994, as compared to the quarter ended March 31, 1993, primarily as a result of an increase in average net finance receivables.
Income from investment securities decreased $679 thousand, due to reduced interest rates. As a result, total interest income increased by $826 thousand. During 1993, the Company reduced its long-term debt outstanding by issuing commercial paper at substantially lower interest rates, resulting in a decrease in interest and debt expense of $1.4 million, or 6.5%, for the quarter ended March 31, 1994, as compared to the same 1993 period. These changes caused an increase in net interest income before provision for credit losses of $2.3 million, or 4.2%.

The provision for credit losses for the three months ended March 31, 1994 was 2.31% as an annualized percentage of average net finance receivables for that period, as compared to 2.57% for the comparable 1993 period. The decrease in provision rate reflects management's assessment of the quality of the Company's receivables portfolio at this time.

The Company began relocating its headquarters from Memphis, Tennessee to Tampa, Florida in the third quarter of 1993 and completed this move in the first quarter of 1994. In connection with this relocation, the Company has constructed a 71,000 square foot headquarters building on 6 acres of land at a total cost of approximately $7 million.

Advertising expense for the first quarter of 1994 increased $194 thousand, or 26.7%, over the comparable 1993 period primarily due to various promotions aimed at maintaining the balance of outstanding finance receivables at the previous year end level.

Productivity in the first quarter of 1994 improved as compared to the first quarter of 1993, with operating and administrative expenses as a percent of average outstanding finance receivables of 7.9% in 1994 and 8.3% in 1993.

The Company's effective tax rate was 36.0% for the quarter ended March 31, 1994, as compared to 42.1% for the same 1993 period. The decrease is primarily attributable to the effect of an amendment in the fourth quarter of 1993 to Great Western Financial Corporation's income tax allocation policy, which provides that the Company's state income taxes will be determined as if the Company had filed such returns on a separate entity basis.

As of December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), which requires that debt and equity securities classified as available for sale be reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as a separate component of stockholder's equity. See Note 3 to the accompanying Consolidated Financial Statements for additional information.

PART II.     OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

  The Company and its subsidiaries are routinely involved in litigation incidental to their businesses. It is management's opinion that the aggregate liability arising from the disposition of all such pending litigation will not have a material adverse effect on the Company.


ITEM 5.  OTHER INFORMATION

  The calculation of the Company's ratio of earnings to fixed charges as of the dates indicated is shown below:

                                                   THREE MONTHS                    YEAR           THREE MONTHS
                                                          ENDED                   ENDED                  ENDED
                                                       MARCH 31,            DECEMBER 31,              MARCH 31,
                                                           1994                    1993                   1993
                                                     ----------              ----------             ----------
Income before income taxes                           $   22,612              $   79,683             $   19,030
                                                     ----------              ----------             ----------

Fixed charges:
 Interest and debt expense on
  all indebtedness                                       20,663                  86,385                 22,097

 Appropriate portion of
   rentals (33%)                                            662                   2,825                    688
                                                     ----------              ----------             ----------

Total fixed charges                                      21,325                  89,210                 22,785
                                                     ----------              ----------             ----------

Earnings available for
 fixed charges                                       $   43,937              $  168,893             $   41,815
                                                     ==========              ==========             ==========

Ratio of earnings
 to fixed charges                                          2.06                    1.89                   1.84
                                                     ==========              ==========             ==========


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      (4)    (a)  Indenture dated as of July 15, 1984, between Aristar, Inc.
                  and Bank of Montreal Trust Company, as trustee.  (1)
             (b) First supplemental indenture to Exhibit (4) (a) dated as of June 1, 1987. (1)
             (c) Indenture dated as of August 15, 1988, between Aristar, Inc. and Bank of Montreal Trust Company, as trustee. (2)
             (d) Indenture dated as of May 1, 1991 between Aristar, Inc. and Security Pacific National Bank, as trustee. (3)
             (e) Indenture dated as of May 1, 1991 between Aristar, Inc. and The First National Bank of Boston, as trustee. (3)
             (f) Indenture dated as of July 1, 1992 between Aristar, Inc. and The Chase Manhattan Bank, N.A., as trustee. (4)
             (g) Indenture dated as of July 1, 1992 between Aristar, Inc. and Citibank, N.A., as trustee. (4)
             (h) The registrant hereby agrees to furnish the Securities and Exchange Commission upon request with copies of all instruments defining rights of holders of long-term debt of Aristar, Inc. and its consolidated subsidiaries.

      (10)   (a)  Great Western Financial Corporation Income Tax Allocation
                  Policy.  (5)
             (b) Amendment Number 2 to Great Western Financial Corporation Income Tax Allocation Policy. (6)


                  (1) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, Commission file number 1-3521.
                  (2) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988, Commission file number 1-3521.
                  (3) Incorporated by reference to Registrant's Current Report on Form 8-K dated May 29, 1991, Commission file number 1-3521.
                  (4) Incorporated by reference to Registrant's Current Report on Form 8-K dated June 24, 1992, Commission file number 1-3521.
                  (5) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, Commission file number 1-3521.

                  (6) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, Commission file number 1-3521.

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the period covered by this Report.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ARISTAR, INC.

Date:          May 9, 1994                 By:  /s/ James A. Bare
      -------------------------------         --------------------------------
                                               James A. Bare
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Chief Accounting Officer)