Form 10-Q
period 1994-06-30
ARISTAR INC
filed 1994-08-10
CIK 7214

                              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                           WASHINGTON, D.C.  20549

                                                  FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 1994
                                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from . . . . to. . . . . .

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

                   Yes   X                                            No

                                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     As of July 31, 1994, there were 1,000 shares of Common Stock outstanding.

Registrant meets the conditions set forth in General Instruction (H)(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

ARISTAR, INC. AND SUBSIDIARIES

FORM 10-Q


INDEX

Part I.          Financial Information:

    Item 1.  Financial Statements

      Consolidated Statements of Financial Condition -
         June 30, 1994, December 31, 1993, and
         June 30, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

      Consolidated Statements of Operations and Retained Earnings -
         Three Months and Six Months Ended June 30, 1994 and 1993. . . . . . . . . . . . . . . . 4

      Consolidated Statements of Cash Flows -
         Three Months and Six Months Ended June 30, 1994 and 1993. . . . . . . . . . . . . . . . 5

      Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . 6 - 7

    Item 2.  Management's Analysis of the
      Results of Operations for the Six Months
      Ended June 30, 1994. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

Part II.         Other Information:

    Item 5.      Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

    Item 6.      Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . 10 - 11


    SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

Item 1.          Financial Statements

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Financial Condition
(Unaudited)

                                                            June 30,       December 31,           June 30,
(Dollars in thousands)                                         1994               1993               1993

ASSETS
Finance receivables, net                               $  1,460,129       $  1,453,138        $ 1,353,674
Investment securities                                        98,467             92,614             79,663
Cash and cash equivalents                                     7,983             14,224             16,895
Property and equipment, less accumulated
  depreciation and amortization: 1994,
  $20,642; 1993, $19,205 and $17,413                         14,574             12,936             10,880
Deferred charges                                             11,504             14,135             15,680
Excess of cost over equity of
  companies acquired, less
  accumulated amortization: 1994,
  $34,517; 1993, $31,014 and $27,510                         72,494             75,997             79,500
Other assets                                                 11,081              8,327             11,488
  TOTAL ASSETS                                         $  1,676,232       $  1,671,371        $ 1,567,780

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Short-term debt                                        $    287,793       $    279,607        $   167,900
Long-term debt                                              892,799            892,683            907,807
         Total debt                                       1,180,592          1,172,290          1,075,707
Accounts payable and other liabilities                       57,695             72,241             64,330
Federal and state income taxes                                2,120              5,901             25,720
Insurance claims and benefits reserves                        7,467              7,877              7,663
Unearned insurance premiums and
    commissions                                              51,977             50,653             48,738
    Total liabilities                                     1,299,851          1,308,962          1,222,158
Stockholder's equity
Common stock: $1.00 par value;
  10,000 shares authorized; 1,000
  shares issued and outstanding                                   1                  1                  1
Paid-in capital                                              44,894             44,894             44,894
Retained earnings                                           333,521            317,069            300,727
Net unrealized holding gain (loss) on investment
  securities                                                 (2,035)               445
    Total stockholder's equity                              376,381            362,409            345,622

  TOTAL LIABILITIES AND
   STOCKHOLDER'S EQUITY                                $  1,676,232       $  1,671,371        $ 1,567,780

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Operations and Retained Earnings
(Unaudited)

                                                         For the Three                   For the Six
                                                     Months Ended June 30,          Months Ended June 30,

(Dollars in thousands)                                  1994           1993            1994            1993

Loan interest and fee income                     $    73,928     $   72,729     $   149,132      $  146,428
Investment securities income                           1,405          1,560           2,611           3,445
  Total interest income                               75,333         74,289         151,743         149,873

Interest and debt expense                             21,268         21,714          41,931          43,811

Net interest income before
  provision for credit losses                         54,065         52,575         109,812         106,062

Provision for credit losses                            7,621          8,315          16,173          17,243

  Net interest income                                 46,444         44,260          93,639          88,819

Other operating income
  Net insurance operations
    and other income                                   6,729          5,878          13,351          11,105

Other expenses
  Personnel costs                                     15,399         15,395          31,726          31,273
  Occupancy expense                                    2,028          2,159           4,183           4,333
  Advertising expense                                  1,292          1,079           2,214           1,807
  Amortization of excess cost over
    equity of companies acquired                       1,751          1,751           3,503           3,503
  Other operating expenses                            10,037         10,114          20,086          20,338
                                                      30,507         30,498          61,712          61,254

Income before income taxes                            22,666         19,640          45,278          38,670

Provision for federal and state
  income taxes                                         8,183          8,375          16,326          16,389

Net income                                            14,483         11,265          28,952          22,281

Retained Earnings
  Beginning of period                                325,288        293,462         317,069         286,446
  Dividends paid                                      (6,250)        (4,000)        (12,500)        (8,000)
End of period                                    $   333,521     $  300,727     $   333,521      $  300,727

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                                                     For the Three                     For the Six
                                                                 Months Ended June 30,            Months Ended June 30,

(Dollars in thousands)                                              1994           1993               1994           1993

Cash flows from operating activities
  Net income                                                 $    14,483    $    11,265         $   28,952    $    22,281
  Adjustments to reconcile net income to net cash
    provided by operating activities
     Provision for credit losses                                   7,621          8,315             16,173         17,243
     Depreciation and amortization                                 3,951          3,448              7,690          6,734
  Decrease (increase) in other assets                             (4,841)           427             (2,754)         6,025
  Increase (decrease) in
   Accounts payable and other liabilities                         12,995         11,694            (16,909)        (7,560)
   Unearned insurance premiums and commissions
     and insurance claims and benefits reserves                   (1,131)        (1,008)               914            883

  Net cash provided by operating activities                       33,078         34,141             34,066         45,606

Cash flows from investing activities
  Investment securities purchased                                (17,610)        (4,076)           (25,380)        (6,800)
  Investment securities matured                                    4,855         11,550             15,529         18,380
  Finance receivables originated or purchased                   (293,574)      (264,153)          (548,678)      (460,085)
  Finance receivables repaid or sold                             264,049        235,449            525,972        464,987
  Net change in property and equipment                              (880)        (1,982)            (3,376)        (2,013)
  Other, net                                                        (277)

  Net cash provided by (used in) investing
      activities                                                 (43,437)       (23,212)           (35,933)        14,469

Cash flows from financing activities
  Net change in short-term debt                                    7,734         10,907              8,186        (35,192)
  Repayments of long-term debt                                                  (10,000)                          (10,000)
  Dividends paid                                                  (6,250)        (4,000)           (12,500)        (8,000)
  Other, net                                                         (60)                              (60)
  Net cash provided by (used in) financing
        activities                                                 1,424         (3,093)            (4,374)      (53,192)

Net increase (decrease) in cash and cash
  equivalents                                                     (8,935)         7,836             (6,241)         6,883

Cash and cash equivalents
  Beginning of period                                             16,918          9,059             14,224         10,012

  End of period                                              $     7,983    $    16,895         $    7,983    $    16,895

Supplemental disclosures of cash flow information
  Interest paid                                              $    10,266    $     8,958         $   42,059    $    44,218
  Intercompany payment in lieu of federal and state
   income taxes                                                   20,262          7,147             20,862         21,482

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

Note 3       Accounting Change

As of December 31, 1993, investments classified as available for sale are accounted for according to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). This statement requires that debt and equity securities classified as available for sale be reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as a separate component of stockholder's equity. The Company recorded a net unrealized holding gain (loss) of $445,000 and ($2,035,000) as a separate component of stockholder's equity, and a deferred tax liability (asset) of $324,000 and ($1,095,000), as of December 31, 1993 and June 30, 1994, respectively.

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

ARISTAR, INC. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 4       Finance Receivables

Finance receivables consist of the following:

                                                              June 30,         December 31,        June 30,
(Dollars in thousands)                                            1994                 1993            1993

Consumer finance receivables
       Real estate secured loans                         $     521,415        $     510,229    $    519,529
       Other instalment loans                                  948,803              971,532         870,520
       Retail instalment contracts                             336,557              328,042         293,246
       Gross finance receivables                             1,806,775            1,809,803       1,683,295

Less:    Unearned finance charges and
          deferred loan fees                                  (306,909)            (317,571)      (291,417)
         Allowance for credit losses                           (39,737)             (39,094)       (38,204)

         Finance receivables, net                        $   1,460,129        $   1,453,138    $  1,353,674

Activity in the Company's allowance for credit losses is as follows:

                                                        Three Months Ended              Six Months Ended
                                                             June 30,                       June 30,
(Dollars in thousands)                                     1994          1993             1994         1993

Balance, beginning of period                        $    39,573     $  36,635        $  39,094    $  36,046
Provision for credit losses                               7,621         8,315           16,173       17,243
Amounts charged off                                     (11,570)      (11,123)         (23,799)    (23,336)
Recoveries                                                3,907         3,818            7,811        7,512
Allowances on notes purchased                               206           559              458          739
Balance, end of period                              $    39,737     $  38,204        $  39,737    $  38,204

Note 5       Long-term Debt

Long-term debt at June 30, 1994 was comprised of:

(Dollars in thousands)

Senior Notes and Debentures                                  $  693,542
Senior Subordinated Notes
  and Debentures                                                199,257
                                                             $  892,799

Item 2. MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1994

Loan interest and fee income increased $2.7 million, or 1.8%, in the six months ended June 30, 1994, as compared to the six months ended June 30, 1993, primarily as a result of an increase in average net finance receivables.
Income from investment securities decreased $834 thousand, due to reduced interest rates. As a result, total interest income increased by $1.9 million. During 1993, the Company reduced its long-term debt outstanding by issuing commercial paper at substantially lower interest rates, resulting in a decrease in interest and debt expense of $1.9 million, or 4.3%, for the six months ended June 30, 1994, as compared to the same 1993 period. These changes caused an increase in net interest income before provision for credit losses of $3.8 million, or 3.5%.

On July 7, 1994, the Company issued $150 million of 7.75% senior notes maturing in 2001. The proceeds were used primarily to reduce outstanding commercial paper.

The provision for credit losses for the six months ended June 30, 1994 was 2.18% as an annualized percentage of average net finance receivables for that period, as compared to 2.49% for the comparable 1993 period. The decrease in provision rate reflects management's assessment of the quality of the Company's receivables portfolio at this time.

The Company began relocating its headquarters from Memphis, Tennessee to Tampa, Florida in the third quarter of 1993 and completed this move in the first quarter of 1994. In connection with this relocation, the Company has constructed a 71,000 square foot headquarters building on 6 acres of land at a total cost of approximately $7 million.

Advertising expense for the first six months of 1994 increased $407 thousand, or 22.5% over the comparable 1993 period primarily due to various promotions aimed at maintaining the balance of outstanding finance receivables at the previous year end level.

Productivity in the first six months of 1994 improved as compared to the first six months of 1993, with operating and administrative expenses as a percent of average outstanding finance receivables of 7.8% in 1994 and 8.3% in 1993.

The Company's effective tax rate was 36.1% for the six months ended June 30, 1994, as compared to 42.4% for the same 1993 period. The decrease is primarily attributable to the effect of an amendment in the fourth quarter of 1993 to Great Western Financial Corporation's income tax allocation policy, which provides that the Company's state income taxes will be determined as if the Company had filed such returns on a separate entity basis.

As of December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115), which requires that debt and equity securities classified as available for sale be reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as a separate component of stockholder's equity. See Note 3 to the accompanying Consolidated Financial Statements for additional information.

PART II.     OTHER INFORMATION


Item 5.      Other Information

  The calculation of the Company's ratio of earnings to fixed charges as of the dates indicated is shown below:

                                                    Six Months                    Year             Six Months
                                                         Ended                   Ended                  Ended
                                                       June 30,            December 31,               June 30,
                                                          1994                    1993                   1993

Income before income taxes                          $   45,278             $    79,683            $    38,670

Fixed charges:
    Interest and debt expense on
     all indebtedness                                   41,931                  86,385                 43,811

    Appropriate portion of
     rentals (33%)                                       1,304                   2,825                  1,358

Total fixed charges                                     43,235                  89,210                 45,169

Earnings available for
   fixed charges                                    $   88,513             $   168,893            $    83,839

Ratio of earnings
   to fixed charges                                       2.05                    1.89                   1.86

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

      (10)   (a)        Great Western Financial Corporation Tax
                        Allocation Policy. (5)
             (b)        Amendment Number 1 to Great Western Financial
                        Corporation Income Tax Allocation Policy.
                        (5)
             (c)        Amendment Number 2 to Great Western Financial
                        Corporation Income Tax Allocation Policy.
                        (6)


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

                  (6)   Incorporated by reference to Registrant's
                        Annual Report on Form 10-K for the year ended December 31, 1993, Commission file number 1-3521.

(b)   Reports on Form 8-K

      On July 1, 1994, the Company filed a Current Report on Form 8-K, dated June 29, 1994, disclosing that the Company has been named as a defendant in several recently filed class action suits in Alabama in which various industry-wide practices arising from routine business activities are being challenged and various damages are being sought. The Company believes that its practices are permissible under state and federal laws and will defend these suits accordingly. At this time, the Company is unable to determine whether any of the classes will be certified, the possibility of any adverse outcome, or the effect, if any, of such an outcome on the Company.

      On July 7, 1994, the Company filed a Current Report on Form 8-K dated June 29, 1994, disclosing the terms of the issuance of $150,000,000 7.75% senior notes maturing June 15, 2001.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     ARISTAR, INC.

Date:          August 5, 1994                 By:    /s/ James A. Bare
                                                     James A. Bare
                                                     Senior Vice President and
                                                     Chief Financial Officer
                                                     (Chief Accounting Officer)