Form 10-Q
period 1994-09-30
ARISTAR INC
filed 1994-11-14
CIK 7214

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q


(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 1994
                                    OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from . . . .to . . . . . . . . . .

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

          Yes    X                       No



                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
As of October 31, 1994, there were 1,000 shares of Common Stock outstanding.

Registrant meets the conditions set forth in General Instruction
(H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                     ARISTAR, INC. AND SUBSIDIARIES

                                FORM 10-Q


                                  INDEX


Part I.   Financial Information:

  Item 1.  Financial Statements

   Consolidated Statements of Financial Condition -
     September 30, 1994, December 31, 1993, and
     September 30, 1993. . . . . . . . . . . . . . . . . . .  3

   Consolidated Statements of Operations and Retained
     Earnings - Three Months and Nine Months Ended
     September 30, 1994 and 1993. . . . . . . . . . . . . . . 4

   Consolidated Statements of Cash Flows - Three
     Months and Nine Months Ended September 30, 1994
     and 1993 . . . . . . . . . . . . . . . . . . . . . . . . 5

   Notes to Consolidated Financial Statements . . . . . . 6 - 7

  Item 2.  Management's Analysis of the
   Results of Operations for the Nine Months
   Ended September 30, 1994 . . . . . . . . . . . . . . . . . 8

Part II.  Other Information:

  Item 5.  Other Information. . . . . . . . . . . . . . . . . 9

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . 10 - 11


  SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . .12

Item 1.    Financial Statements

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Financial Condition
(Unaudited)

                             September 30,  December 31,  September 30,
(Dollars in thousands)               1994          1993           1993

ASSETS
Finance receivables, net     $ 1,461,634    $ 1,453,138   $ 1,362,996
Investment securities            103,135         92,614        77,447
Cash and cash equivalents          8,927         14,224        21,742
Property and equipment, less
accumulated depreciation and
amortization: 1994, $20,772;
1993, $19,205 and $18,213         13,747         12,936        11,580
Deferred charges                  11,471         14,135        15,670
Excess of cost over equity of
companies acquired, less
accumulated amortization: 1994,
$36,269; 1993, $31,014 and
$29,262                           70,742         75,997        77,748
Other assets                      14,774          8,327        24,481
 TOTAL ASSETS                 $ 1,684,43    $ 1,671,371   $ 1,591,664

LIABILITIES AND STOCKHOLDER'S
 EQUITY
Liabilities
Short-term debt               $  195,128    $   279,607   $   208,304
Long-term debt                   992,761        892,683       892,631
Total debt                     1,187,889      1,172,290     1,100,935
Accounts payable and other
liabilities                       48,637         72,241        63,769
Federal and state income taxes     3,167          5,901        16,170
Insurance claims and benefits
reserves                           7,604          7,877         7,572
Unearned insurance premiums and
  commissions                     52,665         50,653        49,588
 Total liabilities             1,299,962      1,308,962     1,238,034

Stockholder's equity
Common stock: $1.00 par value;
  10,000 shares authorized; 1,000
  shares issued and outstanding        1              1             1
Paid-in capital                   44,894         44,894        44,894
Retained earnings                341,610        317,069       308,735
Net unrealized holding gain (loss)
on investment securities          (2,037)           445
   Total stockholder's equity    384,468        362,409       353,630

 TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY        $1,684,430     $1,671,371    $1,591,664

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Operations and Retained Earnings
(Unaudited)

                              For the Three MonthsFor the Nine Months
                               Ended September 30,Ended September 30,

(Dollars in thousands)             1994      1993     1994     1993

Loan interest and fee income   $ 74,519  $ 73,745 $223,651 $220,173
Investment securities income      1,710     1,242    4,321    4,687
 Total interest income           76,229    74,987  227,972  224,860

Interest and debt expense        22,584    22,111   64,515   65,922

Net interest income before
 provision for credit losses     53,645    52,876  163,457  158,938

Provision for credit losses       9,513     8,335   25,686   25,578

 Net interest income             44,132    44,541  137,771  133,360

Other operating income
 Net insurance operations
  and other income                7,171     6,979   20,522   18,084

Other expenses
 Personnel costs                 15,380    16,935   47,106   48,208
 Occupancy expense                2,186     2,415    6,369    6,748
 Advertising expense              1,290     1,350    3,504    3,157
Amortization of excess cost
over equity of companies
acquired                          1,752     1,752    5,255    5,255
 Other operating expenses         8,661     9,499   28,747   29,837
                                 29,269    31,951   90,981   93,205
Income before income taxes       22,034    19,569   67,312   58,239


Provision for federal and
 state income taxes               7,695     5,311   24,021   21,700

Net income                       14,339    14,258   43,291   36,539

Retained Earnings
 Beginning of period            333,521   300,727  317,069  286,446

 Dividends paid                  (6,250)   (6.250) (18,750) (14,250)
 End of period                 $341,610  $308,735 $341,610 $308,735

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                             For the Three Months For the Nine Months
                              Ended September 30, Ended September 30,

(Dollars in thousands)           1994     1993       1994     1993

Cash flows from operating
activities
Net income                   $ 14,339 $ 14,258   $ 43,291 $ 36,539
 Adjustments to reconcile
 net income to net cash
 provided by operating
 activities
Provision for credit
 losses                         9,513    8,335     25,686   25,578
Depreciation and
 amortization                   3,732    3,842     11,422   10,576
 Increase in other assets      (3,693) (12,993)    (6,447)  (6,968)
 Increase (decrease) in
 Accounts payable and other
 liabilities                   (8,008) (10,111)   (24,917) (17,671)
 Unearned insurance premiums
 and commissions and
 insurance claims and
 benefits reserves                825      759      1,739    1,642

 Net cash provided by
 operating activities          16,708    4,090     50,774   49,696

Cash flows from investing
 activities
 Investment securities
 purchased                     (5,776) (17,638)   (31,156) (24,438)
 Investment securities
 matured                        1,148   19,623     16,677   38,003
 Finance receivables
 originated or purchased     (268,763)(243,585)  (817,441)(703,670)
 Finance receivables
 repaid or sold               257,640  226,183    783,612  691,170
 Net change in property
 and equipment                    (82)  (1,654)    (3,458)  (3,667)

 Net cash provided by
 (used in) investing
 activities                   (15,833) (17,071)   (51,766)  (2,602)

Cash flows from financing
 activities
 Net change in short-term
 debt                         (92,665)  40,404    (84,479)   5,212
 Proceeds from issuance
 of long-term debt            149,902  149,769    149,902  149,769
 Repayments of long-term
 debt                         (50,000)(165,000)   (50,000)(175,000)
 Dividends paid                (6,250)  (6,250)   (18,750) (14,250)
 Other, net                      (918)  (1,095)      (978)  (1,095)
 Net cash used in financing
     activities                    69   17,828     (4,305) (35,364)

Net increase (decrease) in
 cash and cash equivalents        944    4,847     (5,297)  11,730

Cash and cash equivalents
 Beginning of period            7,983   16,895     14,224   10,012

 End of period                $ 8,927 $ 21,742   $  8,927 $ 21,742

Supplemental disclosures
 of cash flow information
 Interest paid                $31,381 $ 34,744   $ 73,440 $ 78,962
 Intercompany payment in
 lieu of federal and state
 income taxes                  10,668   14,861     31,530   36,343

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

Note 3 Accounting Change

As of December 31, 1993, investments classified as available for sale are accounted for according to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). This statement requires that debt and equity securities classified as available for sale be reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as a separate component of stockholder's equity. The Company recorded a net unrealized holding gain (loss) of $445,000 and ($2,037,000) as a separate component of stockholder's equity, and a deferred tax liability (asset) of $324,000 and ($1,097,000), as of December 31, 1993 and September 30, 1994, respectively.

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

ARISTAR, INC. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 4 Finance Receivables

Finance receivables consist of the following:

                           September 30,December 31,September 30,
(Dollars in thousands)             1994        1993         1993

Consumer finance receivables
 Real estate secured loans   $  515,108  $  510,229   $  513,929
 Other instalment loans         954,186     971,532      872,676
 Retail instalment contracts    336,470     328,042      307,761
Gross finance receivables     1,805,764   1,809,803    1,694,366

Less:  Unearned finance
  charges and deferred loan
  fees                         (304,292)   (317,571)   (292,714)
 Allowance for credit losses    (39,838)    (39,094)    (38,656)

Finance receivables, net     $1,461,634  $1,453,138  $1,362,996

Activity in the Company's allowance for credit losses is as follows:

                           Three Months Ended   Nine Months Ended
                               September 30,       September 30,

(Dollars in thousands)          1994     1993       1994     1993

Balance, beginning of
 period                    $  39,737 $ 38,204  $ 39,094 $ 36,046
Provision for credit losses    9,513    8,335    25,686   25,578
Amounts charged off          (13,366) (12,246)  (37,165) (35,582)
Recoveries                     3,689    3,896    11,500   11,408
Allowances on notes
 purchased                       265      467       723    1,206
Balance, end of period     $  39,838 $ 38,656  $ 39,838 $ 38,656

Note 5 Long-term Debt

Long-term debt at September 30, 1994 was comprised of:

(Dollars in thousands)

Senior Notes and Debentures        $793,471
Senior Subordinated Notes
 and Debentures                     199,290
                                   $992,761

Item 2. MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994

Loan interest and fee income increased $3.5 million, or 1.6%, in the nine months ended September 30, 1994, as compared to the nine months ended September 30, 1993, primarily as a result of an increase in average net finance receivables. Income from investment securities decreased $366 thousand, due to reduced interest rates. As a result, total interest income increased by $3.1 million. During 1993, the Company reduced its long-term debt outstanding by issuing commercial paper at substantially lower interest rates, resulting in a decrease in interest and debt expense of $1.4 million, or 2.1%, for the nine months ended September 30, 1994, as compared to the same 1993 period. These changes caused an increase in net interest income before provision for credit losses of $4.5 million, or 2.8%.

In July, 1994, the Company issued $150 million of 7.75% senior notes maturing in 2001. The proceeds were used primarily to reduce outstanding commercial paper. On September 1, 1994, the Company retired $50 million of 14.75% senior debentures at maturity.

The provision for credit losses for the nine months ended September 30, 1994 was 2.30% as an annualized percentage of average net finance receivables for that period, as compared to 2.45% for the comparable 1993 period. The decrease in provision rate reflects management's assessment of the quality of the Company's receivables portfolio at this time.

The Company began relocating its headquarters from Memphis, Tennessee to Tampa, Florida in the third quarter of 1993 and completed this move in the first quarter of 1994. In connection with this relocation, the Company has constructed a 71,000 square foot headquarters building on 6 acres of land at a total cost of approximately $7 million.

Productivity in the first nine months of 1994 improved as compared to the first nine months of 1993, with operating and administrative expenses as a percent of average outstanding finance receivables of 7.6% in 1994 and 8.3% in 1993.

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

PART II.  OTHER INFORMATION

Item 5.   Other Information

The calculation of the Company's ratio of earnings to fixed charges as of the dates indicated is shown below:

                        Nine Months           Year   Nine Months
                              Ended          Ended         Ended
                       September 30,   December 31, September 30,
                               1994           1993          1993

Income before income
 taxes                    $  67,312       $ 79,683    $   58,239

Fixed charges:
  Interest and debt
  expense on all
  indebtedness               64,515         86,385        65,922

  Appropriate portion of
   rentals (33%)              1,917          2,825         2,088

Total fixed charges          66,432         89,210        68,010

Earnings available for
 fixed charges            $ 133,744       $168,893    $  126,249

Ratio of earnings
 to fixed charges              2.01           1.89          1.86

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

   (10)(a)      Great Western Financial Corporation
                Tax Allocation Policy. (5)
       (b)      Amendment Number 1 to Great Western
                Financial Corporation Income Tax
                Allocation Policy. (5)
       (c)      Amendment Number 2 to Great Western
                Financial Corporation Income Tax
                Allocation Policy. (6)

   (27)         Financial Data Schedule

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

          (6)   Incorporated by reference to
                Registrant's Annual Report on Form
                10-K for the year ended December 31,
                1993,  Commission file number 1-
                3521.

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

   On July 7, 1994, the Company filed a Current Report on Form 8-
   K dated June 29, 1994, disclosing the terms of the issuance of $150,000,000 7.75% senior notes maturing June 15, 2001.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ARISTAR, INC.

Date: November 4, 1994             By: /s/ James A. Bare
                                       James A. Bare
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Chief Accounting Officer)