Form 10-K
period 1994-12-31
ARISTAR INC
filed 1995-03-28
CIK 7214

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-K

(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 1994
                                    OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO  FEE REQUIRED]

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

    7 3/4 % Senior Notes due June 15, 2001           New York Stock Exchange
7 1/2 % Senior Subordinated Notes due July 1, 1999   New York Stock Exchange

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

The aggregate market value of Common Stock held by non-affiliates:      None
As of February 28, 1995, there were 1,000 shares of Common Stock outstanding.

Documents incorporated by reference:  None

Registrant meets the conditions set forth in General Instruction (J)(1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                              ARISTAR, INC.

                       ANNUAL REPORT ON FORM 10-K


                            Table of Contents


                                                              Page
                                  PART I


Item 1.   Business . . . . . . . . . . . . . . . . . . . . . .   3
Item 2.   Properties . . . . . . . . . . . . . . . . . . . . .   7
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . .   8


                                  PART II

Item 5.   Market for the Registrant's Common Equity
           and Related Stockholder Matters . . . . . . . . . .   8
Item 7.   Management's Analysis of the Results of Operations
           for the Year Ended December 31, 1994. . . . . . . .   8
Item 8.   Financial Statements and Supplementary Data. . . . .  10
Item 9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure . . . . . . . .  29

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and
           Reports on Form 8-K . . . . . . . . . . . . . . . .  29

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

The operations of the Company consist principally of a network of 477 consumer finance offices located in 22 states, which generally operate under the names Blazer Financial Services and City Finance Company.

The Company makes direct consumer instalment loans and purchases retail instalment contracts from local retail establishments. These consumer credit transactions are primarily for personal, family or household purposes.

Instalment loans written in 1994 had original terms ranging from 12 to 180 months and averaged 48 months. For the year ended December 31, 1994, 85% of the volume of all instalment loans was either unsecured or secured by guarantors, luxury consumer goods, automobiles or other personal property, with the remaining 15% being secured by real estate. While the interest yield on real estate loans is generally lower than for other direct loans, such loans are typically larger and the ratio of cost to amounts loaned is lower.
Additionally, credit loss experience on real estate loans has been significantly lower than on other loan types.

Retail instalment sales contracts are generally acquired without recourse to the originating merchant and provide a vehicle for developing future loan business. Where these contracts result from the sale of consumer goods, payment is generally secured by such goods, and, in some cases, a portion of the purchase price is withheld from the merchant pending satisfactory payment of the obligation. Contracts are typically written with original terms from 3 to 60 months and for 1994 had an average original term of 24 months.

At December 31, 1994, the average portfolio yield written by loan type was as follows:

                           Average Yield

     Real Estate Secured Loans             14.2%
     Other Direct Loans                    25.4%
     Retail Instalment Sales Contracts     18.8%

Portfolio Composition

The following table provides an analysis by type of the Company's notes and contracts receivable (net of unearned finance charges and deferred loan fees) at the dates shown:

                                                           December 31,
(Dollars in thousands)                         1994            1993         1992

Notes and Contracts Receivable        $   1,581,225      $1,492,232   $1,410,350
Type as a percent of
 Total Receivables
  Real Estate Secured Loans                    27.0%           27.3%        30.1%
  Other Direct Loans                           54.3            53.4         52.2
  Retail Instalment Sales Contracts            18.7            19.3         17.7
                                              100.0%          100.0%       100.0%

Notes and contracts written including balances renewed, but excluding bulk purchases, for the years ended December 31, 1994, 1993 and 1992 totaled $1.75 billion, $1.60 billion and $1.42 billion, respectively.

Credit Loss Experience

The Company closely monitors portfolio delinquency in measuring the quality of the portfolio and the potential for ultimate credit losses. Under the Company's policy, non-real estate secured delinquent accounts are charged off based on the number of days contractually delinquent (120 days for closed-end loans and 180 days for open-end loans). Collection efforts continue after an account has been charged off until the customer obligation is satisfied or until it is determined that the obligation is not collectible or that the cost of continuing collection efforts will not be offset by the potential recovery.

The following table sets forth the credit loss experience for the past three years and the allowance for doubtful accounts at the end of each year:

                                             Year Ended December 31,
(Dollars in thousands)                  1994         1993           1992

Allowance for Doubtful Accounts
 at End of Year                      $ 41,311      $39,094        $36,046
Percent of Year-End Net Receivables       2.6%         2.6%           2.6%

Provision for Credit Losses            38,334       35,131         38,601

Amounts Charged-Off Net of Recoveries:
 Amount                                37,137       33,570         38,219
 Percent of Average Net Receivables(1)    2.5%         2.4%           2.8%

(1) Average of notes and contracts receivable (net of unearned finance charges) at each month end during the period.

Accounts past due 60 days and over, based on contract payments, were as follows as of the end of each of the past three years:

                                                     December 31,
(Dollars in thousands)                        1994       1993        1992

Amount                                    $ 32,712   $ 31,883    $ 33,214
Percent of Year-End Gross Receivables          1.7%       1.8%        1.9%

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

The table below sets forth certain percentages relative to the spread between interest the Company received on the loan portfolio and interest expense for each of the last three years:

                                            Year Ended December 31,
                                       1994         1993           1992

Ratio to Average Net Receivables:
 Interest and Fee Income               20.0%        21.0%          21.4%
 Interest and Debt Expense              5.8          6.2            6.4

Gross Spread                           14.2%        14.8%          15.0%

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

Ratio of Earnings to Fixed Charges

The Company's ratio of earnings to fixed charges, which represents the number of times fixed charges were covered by earnings, was 2.02 in 1994, 1.89 in 1993,
1.83 in 1992, 1.77 in 1991 and 1.40 in 1990. For purposes of computing this ratio, earnings consist of income from operations before income taxes and, in 1992, before the cumulative effect of a change in accounting method, plus fixed charges. Fixed charges consist of interest and debt expense and an appropriate portion of rentals.

The combination of increased pretax income and lower interest expense in 1994, 1993, 1992 and 1991 resulted in the improved ratios for those years, as reflected above.

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

The Company has been named as a defendant in several class action suits in Alabama, in which various industry-wide practices arising from routine business activities are being challenged and various damages are being sought. The Company believes that its practices are permissible under state and federal laws and will defend these suits accordingly. At this time, the Company is unable to determine the probability of any adverse outcome or the effect, if any, of such an outcome on the Company.

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

Item 2.   Properties

The Company completed the relocation of its headquarters from Memphis, Tennessee to Tampa, Florida in the first quarter of 1994. In connection with this relocation, the Company constructed a 71,000 square foot headquarters building on 6 acres of land at a total cost of approximately $8 million. In Memphis, Tennessee, the Company had leased approximately 62,000 square feet of office space as its headquarters; this lease, which would have expired on October 31, 1994, was terminated in the first quarter of 1994.

The Company's consumer finance offices, located in 22 states, are leased typically for terms of three to five years with options to renew. Typical locations include shopping centers, office buildings and storefronts, generally of relatively small size sufficient to accommodate a staff of four to eight employees.

See Note 10 to the Consolidated Financial Statements for additional information on rental expense and lease commitments.

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

Payment of dividends is within the discretion of the Company's Board of Directors; however, it is projected that quarterly dividends totalling $32.5 million will be paid in 1995. Provisions of certain of the Company's debt agreements restrict the payment of dividends to a maximum prescribed proportion of cumulative earnings and contributed capital and otherwise provide for the maintenance of minimum levels of equity and maximum leverage ratios. The Company declared and paid dividends on a quarterly basis, totalling $25 million during 1994 and $20.5 million during 1993.

Item 7. Management's Analysis of the Results of Operations for the Year Ended December 31, 1994

The Company's average net finance receivables grew $100.7 million in 1994, while, as a reflection of interest rate and competitive pressures, the overall portfolio yield decreased .97% as compared to the prior year. As a result, loan interest and fee income increased $6.5 million, or 2.2%, for the year ended December 31, 1994, as compared to the prior year. Income from investment securities increased $164 thousand, with increases in the invested balances being offset by reduced interest rates. As a result, total interest income increased by $6.7 million. During the first half of 1994, the Company funded its receivables growth primarily by issuing commercial paper at a 3.7% weighted average interest rate for that period, substantially lower than available long-term debt rates. This strategy resulted in a minimal increase in interest and debt expense of $689 thousand, or .8%, for the year ended December 31, 1994, as compared to 1993. These changes caused an increase in net interest income before provision for credit losses of $6.0 million, or 2.8%.

In July, 1994, the Company issued $150 million of 7.75% senior notes maturing in 2001. The proceeds were used primarily to reduce outstanding commercial paper. On September 1, 1994, the Company retired $50 million of 14.25% senior debentures, which were due on that date. In December, 1994, the Company issued $100 million of 8.125% senior notes maturing in 1997, using the proceeds to reduce outstanding commercial paper.

The provision for credit losses for the year ended December 31, 1994 was 2.55% as an annualized percentage of average net finance receivables for that period, as compared to 2.50% for 1993. The increase in provision rate reflects management's assessment of the quality of the Company's receivables portfolio at this time.

Income from insurance operations increased $1.7 million, or 8.4%, in 1994 as compared to 1993, paralleling the growth in net finance receivables. Other income in 1994 includes $1.2 million from a sale of a nonexclusive right to the Company's proprietary computer software.

Personnel expenses were $2.5 million, or 4.0%, lower in 1994 as compared to 1993, primarily as a result of an increase in deferred direct loan costs. Before such deferrals, personnel expenses reflect an increase of $1.9 million, or 2.6%; while 1994 includes normal compensation increases, 1993 reflected various one-time relocation incentives.

Advertising expense for 1994 increased $213 thousand, or 4.2%, over 1993 primarily due to various promotions aimed at increasing the balance of outstanding consumer instalment loans.

Other operating expenses declined $3.4 million, or 8.5%, in 1994 compared to 1993, primarily as a result of an increase in deferred direct loan costs. Before such deferrals, other operating expenses reflect a decrease of $1.1 million, or 2.6%, primarily because the cost of the Company's proprietary computer software became fully amortized in 1994.

Productivity, defined as the ratio of operating and administrative expenses (before deferral of direct loan costs) to average outstanding finance receivables, improved to 8.5% in 1994 as compared to 9.1% in 1993.

The Company's effective tax rate was 36.5% for 1994 as compared to 35.8% for 1993. The increase is primarily because 1993 included a $2.5 million credit for the effect of tax legislation changes regarding intangibles.

Item 8.       Financial Statements and Supplementary Data

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholder of Aristar, Inc.

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations and retained earnings and of cash flows present fairly, in all material respects, the financial position of Aristar, Inc. and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, in 1992 the Company changed its method of accounting for postretirement benefits other than pensions.






PRICE WATERHOUSE LLP
Tampa, Florida
January 17, 1995

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Financial Condition

(Dollars in thousands)                December 31, 1994      December 31, 1993

ASSETS
Finance receivables, net                    $ 1,539,914             $1,453,138
Investment securities                           106,600                 93,114
Cash                                              9,668                 13,724
Property and equipment, less accumulated
 depreciation and amortization: 1994,
 $21,684; 1993, $19,205                          13,327                 12,936
Deferred charges                                 12,605                 14,135
Excess of cost over equity of
 companies acquired, less accumulated
 amortization: 1994, $38,021; 1993, $31,014      68,990                 75,997
Other assets                                     19,832                 11,127

   TOTAL ASSETS                             $ 1,770,936             $1,674,171

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities
Short-term debt                             $   179,085             $  279,607
Long-term debt                                1,092,545                892,683
   Total debt                                 1,271,630              1,172,290
Accounts payable and other liabilities           45,636                 72,241
Federal and state income taxes                      421                  8,701
Insurance claims and benefits reserves            7,792                  7,877
Unearned insurance premiums and
 commissions                                     53,890                 50,653
   Total liabilities                          1,379,369              1,311,762

Commitments and contingencies
 (Notes 10 and 11)

Stockholder's equity
Common stock: $1.00 par value;
 10,000 shares authorized: 1,000
 shares issued and outstanding                        1                      1
Paid-in capital                                  44,894                 44,894
Retained earnings                               350,266                317,069
Net unrealized holding gain (loss) on
 investment securities                           (3,594)                   445
    Total stockholder's equity                  391,567                362,409

   TOTAL LIABILITIES AND
     STOCKHOLDER'S EQUITY                   $ 1,770,936            $ 1,674,171

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Operations and Retained Earnings

                                                    Year Ended December 31,
(Dollars in thousands)                          1994         1993          1992

Loan interest and fee income              $  300,969   $  294,474    $  296,342
Investment securities income                   6,018        5,854         6,390
                                             306,987      300,328       302,732

Interest and debt expense                     87,074       86,385        89,005

Net interest income before
    provision for credit losses              219,913      213,943       213,727

Provision for credit losses                   38,334       35,131        38,601

    Net interest income                      181,579      178,812       175,126

Other operating income
    Net insurance operations
     and other income                         28,679       25,816        24,925

Other expenses
    Personnel expenses                        61,353       63,882        62,341
    Occupancy expense                          8,504        9,075         8,739
    Advertising expense                        5,240        5,027         5,072
    Amortization of excess cost over
     equity of companies acquired              7,007        7,007         7,007
    Other operating expenses                  36,562       39,954        41,164
                                             118,666      124,945       124,323

Income before income taxes
    and cumulative effect of a
    change in accounting method               91,592       79,683        75,728

Provision for federal and state income taxes  33,395       28,560        33,909

Income before cumulative effect
    of a change in accounting method          58,197       51,123        41,819

Cumulative effect on prior years
    (to December 31, 1991) of a change
    in the method of recognizing post-
    retirement benefits other than pensions,
    net of income taxes of $5,660                                        (8,036)

Net Income                                    58,197       51,123        33,783

Retained earnings
    Beginning of year                        317,069      286,446       264,663
    Dividends                                (25,000)     (20,500)      (12,000)
    End of year                           $  350,266   $  317,069    $  286,446

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Cash Flows

                                                    Year Ended December 31,
(Dollars in thousands)                          1994          1993         1992

Cash flows from operating activities
 Net income                                $  58,197     $  51,123    $  33,783
 Adjustments to reconcile net income to net
   cash provided by operating activities
   Provision for credit losses                38,334        35,131       38,601
   Depreciation and amortization              15,350        14,714       13,359
   Deferred income taxes                         600       (14,900)      (9,180)
   Increase (decrease) in
    Accounts payable and other liabilities   (26,605)        8,970       22,210
    Unearned insurance premiums and
     commissions and insurance claims
     and benefits reserves                     3,152         3,012        1,457
       Currently payable income taxes         (6,744)       (7,212)       9,626
   (Increase) decrease in other assets        (8,705)        2,860        6,837

    Net cash provided by operating activities 73,579        93,698      116,693

Cash flows from investing activities
 Securities purchased                        (43,252)      (51,257)     (39,811)
 Securities matured                           23,278        51,153       21,391
 Loans originated or purchased            (1,166,986)   (1,039,439)    (914,768)
 Loans repaid or sold                      1,040,918       927,335      885,742
 Capital expenditures, net                    (4,039)       (5,967)        (981)

   Net cash used in investing activities    (150,081)     (118,175)     (48,427)

Cash flows from financing activities
     Net change in commercial paper and other
  short-term borrowings                     (100,522)       76,515     (375,698)
 Proceeds from issuance of long-term debt    249,625       149,769      398,782
 Long-term debt issue costs                   (1,657)       (1,095)      (3,337)
 Repayments of long-term debt                (50,000)     (175,000)     (83,405)
 Dividends paid                              (25,000)      (20,500)     (12,000)
  Net cash provided by (used in) financing
    activities                                72,446        29,689      (75,658)

Net increase (decrease) in cash
  and cash equivalents                        (4,056)        5,212       (7,392)

Cash and cash equivalents
 Beginning of year                            13,724         8,512       15,904
 End of year                              $    9,668     $  13,724     $  8,512

Supplemental disclosures of cash flow
 information
  Interest paid                               $88,612       $88,251     $ 80,010
  Intercompany payments in lieu of
   federal and state income taxes              40,734        53,473       28,099

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1     Summary of Significant Accounting Policies

Ownership. The Company is an indirect, wholly-owned subsidiary of Great Western Financial Corporation ("GWFC").

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

Investment Securities.   As of December 31, 1993, investments classified as
available for sale are accounted for according to Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). This statement requires that debt and equity securities classified as available for sale be reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as a separate component of stockholder's equity. The adoption of FAS 115 resulted in the Company recording, at December 31, 1993, a net unrealized holding gain of $445,000 as a separate component of stockholder's equity and a deferred tax liability of $324,000.

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

The unfunded benefit obligation as of January 1, 1992 reflected in liabilities on the Consolidated Statements of Financial Condition and shown as an accounting change on the Consolidated Statements of Operations follows:


(Dollars in thousands)                                     January 1, 1992

Accumulated postretirement benefits obligation
  Retirees                                                      $    6,971
  Active plan participants                                           6,725
                                                                    13,696
Income tax benefit                                                   5,660
                                                                $    8,036

In 1992, the Company also adopted FAS 109, which supersedes Statement No. 96 "Accounting for Income Taxes," which was adopted by the Company in 1987. The adoption of FAS 109 did not have a significant impact on the financial statements for 1992.

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

Note 2   Finance Receivables

Finance receivables at December 31, 1994 and 1993 are summarized as follows:

(Dollars in thousands)                               1994           1993
Consumer finance receivables
  Real estate secured loans                    $  518,757     $  510,229
  Other consumer finance instalment loans       1,055,723        971,532
  Retail instalment contracts                     331,424        328,042

    Gross consumer finance receivables          1,905,904      1,809,803
Less:  Unearned finance charges and
        deferred loan fees                       (324,679)      (317,571)
       Allowance for credit losses                (41,311)       (39,094)
Net consumer finance receivables               $1,539,914     $1,453,138

The amount of gross nonaccruing receivables included above was approximately $19.8 million and $19.3 million at December 31, 1994 and 1993, respectively.

Contractual maturities, net of unearned finance charges and deferred loan fees, at December 31, 1994 are as follows:

                                                   Over 1
                                                      But
                                         Within    Within      Over
                                         1 year   5 years   5 years       Total

(Dollars in thousands)

Real estate secured loans             $  51,063 $ 164,278 $ 210,893   $ 426,234
Other consumer finance
 instalment loans                       344,356   514,119       506     858,981
Retail instalment contracts             135,063   160,269       678     296,010
                                      $ 530,482 $ 838,666 $ 212,077  $1,581,225

Consumer finance receivables have maximum terms of 180 months, while retail contracts have maximum terms of 60 months. The weighted average contractual term of all loans and contracts written during the years ended December 31, 1994 and 1993 was 41 months. Experience has shown that a substantial portion of the receivables will be renewed or repaid prior to contractual maturity. Therefore, the tabulation of contractual payments should not be regarded as a forecast of future cash collections. During the years ended December 31, 1994 and 1993, the ratio of principal cash collections to average net consumer finance receivables outstanding was 69% and 66%, respectively. Additionally, the majority of loans provide for a fixed rate of interest over the contractual life of the loan.

The approximate fair value of the Company's net finance receivables as of December 31, 1994 and 1993 follows:

(Dollars in thousands)                    1994                       1993
                                             Approximate                Approximate
                                Net Book         Fair         Net Book    Fair
                                 Value          Value          Value      Value

Real estate secured loans     $  426,234      $  417,456    $  407,416   $  418,641
Other consumer finance
 instalment loans                858,981         855,318       796,357      794,704
Retail instalment contracts      296,010         296,010       288,459      288,459
                              $1,581,225      $1,568,784    $1,492,232   $1,501,804


The approximate fair value of finance receivables is estimated by discounting the future cash flows using current rates at which similar loans would be made with similar maturities to borrowers with similar credit ratings. The current rates for finance receivables approximate the weighted average rates of the portfolio at December 31, 1994 and 1993; therefore, there is no significant difference between the estimated fair value of the loan portfolio and its net book value. The fair value is not adjusted for the value of potential loan renewals from existing borrowers.

Because the Company primarily lends to consumers, it did not have receivables from any industry group that comprised 10 percent or more of total consumer finance receivables at December 31, 1994.

Activity in the Company's allowance for credit losses is as follows:

                                              Year Ended December 31,

(Dollars in thousands)                      1994       1993       1992
Balance, January 1                      $ 39,094   $ 36,046   $ 35,114
Provision for credit losses               38,334     35,131     38,601
Amounts charged off                      (52,197)   (48,635)   (52,200)
Recoveries                                15,060     15,065     13,981
Allowances on notes purchased              1,020      1,487        550
Balance, December 31                    $ 41,311   $ 39,094   $ 36,046

Note 3    Investment Securities

Investment securities as of December 31, 1994 and 1993 are as follows:

(Dollars in thousands)                     December 31, 1994

                                                                     Approximate
                              Original  Amortized   Gross Unrealized    Fair
                                Cost      Cost      Gains     Losses   Value

Government obligations      $ 18,357     $ 18,352   $   2    $ 1,487  $   16,867
Corporate obligations         89,763       89,237     107      4,023      85,321
Certificates of deposit
 and other                     4,525        4,540      37        165       4,412
                            $112,645     $112,129   $ 146    $ 5,675  $  106,600


(Dollars in thousands)                        December 31, 1993

                                                                     Approximate
                            Original  Amortized   Gross Unrealized       Fair
                              Cost      Cost       Gains    Losses      Value

Government obligations      $ 18,261   $ 18,179   $   89     $  49      $ 18,219
Corporate obligations         69,197     68,827    1,389       415        69,801
Certificates of deposit
 and other                     5,265      5,339        1       246         5,094
                            $ 92,723   $ 92,345   $1,479     $ 710      $ 93,114

There were no significant realized gains or losses during 1994 or 1993.

The following table presents the maturity of the investment securities at December 31, 1994:

(Dollars in thousands)
                                                             Approximate
                                            Amortized            Fair
                                              Cost               Value
Due in one year or less                      $ 17,249           $ 17,078
Due after one year through five years          65,162             62,508
Due after five years through ten years         26,036             23,439
Due after ten years                             3,682              3,575
                                             $112,129           $106,600

Note 4   Deferred Charges

Deferred charges, net of amortization, as of December 31, 1994 and 1993 are as follows:

(Dollars in thousands)                           1994              1993

Long-term debt issuance costs                 $ 3,838           $ 3,449
Premiums on purchased accounts                  8,767             9,308
System development costs                                          1,378
                                              $12,605           $14,135

Amortization of these deferred charges for each of the last three years is as follows:

(Dollars in thousands)                          1994     1993      1992

Long-term debt issuance costs                 $1,268   $1,581    $1,499
Premiums on purchased accounts                 3,385    3,667     3,805
System development costs                       1,378    2,052     2,052

Note 5    Short-term Debt

Short-term debt at December 31, 1994 and 1993 consisted of commercial paper notes issued in the minimum amount of $500,000 with original terms to 92 days.

The book value of short-term debt at December 31, 1994 approximates its estimated fair value.

Additional information concerning total short-term borrowings is as follows:

                                             Year Ended December 31,
(Dollars in thousands)                       1994          1993         1992
Outstanding during the year
  Maximum amount at any month end       $ 287,793     $ 279,607    $ 581,556
  Average amount                          235,682       170,852      298,531
  Weighted average interest rate              4.2%          3.6%         4.3%

Balance at end of year
  Amount                                $ 179,085     $ 279,607    $ 203,092
  Weighted average interest rate              6.0%          3.8%         4.1%

Weighted average interest rates include the effect of commitment fees.

Short-term notes totalling $74 million and $65 million were issued in December, 1994 and 1993, respectively. The proceeds of these notes were used to purchase investment securities and were repaid through liquidation of these securities in the January following issuance. This short-term debt has been reflected net of the securities balances in the accompanying Consolidated Statements of Financial Condition.

In 1994, the Company entered into a $450 million revolving credit agreement with several domestic and foreign banks. The agreement, which replaced previous revolving credit agreements of $120 million and $200 million, has a four-year term with repayment in full of any balance outstanding in October, 1998.

There were no borrowings under any revolving credit agreements in 1994 or 1993.

Note 6    Long-term Debt

Long-term debt at December 31, 1994 and 1993 was comprised of the following:

(Dollars in thousands)                                    1994          1993

Senior Debentures and Notes
  14.25%, due September 1, 1994                       $            $  50,000
  9.47%, due April 6, 1995                              50,000        50,000
  8.55%, due June 1, 1995                              100,000       100,000
  9.5%, due July 30, 1995                               21,000        21,000
  6.25%, due July 15, 1996                              99,986        99,977
  7.375%, due February 15, 1997                         99,953        99,932
  8.125%, due December 1, 1997                          99,722
  5.75%, due July 15, 1998                             149,830       149,787
  7.875%, due February 15, 1999                         99,827        99,792
  7.75%, due June 15, 2001                             149,905
  Medium Term Notes, Series C, due through
   1996, at interest rates of 8.75% to 8.90%            10,000        10,000
  Medium Term Notes, Series D, due through
   1995, at interest rate of 9.72%                      13,000        13,000

   Total Senior Debt                                   893,223       693,488

Senior Subordinated Notes and Debentures
  8.875%, due August 15, 1998                           99,894        99,869
  7.5%, due July 1, 1999                                99,428        99,326

    Total Senior Subordinated Debt                     199,322       199,195

    Total Long-term Debt                            $1,092,545     $ 892,683


Aggregate maturities and sinking fund requirements at December 31, 1994 are as follows:

(Dollars in thousands)
                                                     Senior
                                 Senior           Subordinated
                                  Debt                Notes           Total
1995                          $ 189,000                           $ 189,000
1996                            104,986                             104,986
1997                            199,675                             199,675
1998                            149,830              $ 99,894       249,724
1999                             99,827                99,428       199,255
Thereafter                      149,905                             149,905
                              $ 893,223              $199,322    $1,092,545

The approximate fair value of the Company's long-term debt as of December 31, 1994 and 1993 is as follows:

(Dollars in thousands)

                                      1994                       1993
                                Book      Approximate       Book     Approximate
                               Value      Fair Value       Value      Fair Value
Senior debt               $  893,223       $  869,781  $ 693,488      $  724,100
Senior subordinated
      notes                  199,322          196,035    199,195         217,700
                          $1,092,545       $1,065,816  $ 892,683      $  941,800

Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the approximate fair value of existing debt.

In March, 1992, the Company filed a $600 million shelf registration statement. Under this registration statement, the Company issued in July, 1992, $100 million of 6.25% senior notes maturing July 15, 1996 and $100 million of 7.5% senior subordinated notes maturing July 1, 1999; in July, 1993, $150 million of 5.75% senior notes maturing July 15, 1998; in July, 1994, $150 million of 7.75% senior notes maturing June 15, 2001; and in December, 1994, $100 million of 8.125% senior notes maturing December 1, 1997. The proceeds of each of these issues were used principally to reduce outstanding commercial paper.

Note 7    Income Taxes

The components of income tax expense are as follows:

                                                 Year Ended December 31,

(Dollars in thousands)                        1994        1993       1992

Currently payable
  Federal                                 $ 27,562    $ 37,270   $ 26,284
  State                                      5,233       6,190     11,145
Deferred                                       600     (14,900)    (3,520)
                                            33,395      28,560     33,909

Adjustment to deferred tax for
 cumulative effect of change in
 accounting method                                                 (5,660)
                                          $ 33,395    $ 28,560   $ 28,249

Deferred taxes result from temporary differences in the recognition of certain items for tax and financial reporting purposes. Deferred tax liabilities (assets) are comprised of the following:

                                                 December 31,
(Dollars in thousands)                         1994        1993

Amortization of intangibles                $ 19,649    $ 21,991
Employee benefits accruals                    1,613       2,389
Depreciation                                  1,175       1,197
Loan interest and fee income                    272
Other deferred income items                      91         223

Total deferred tax liabilities               22,800      25,800

Credit loss reserves                        (12,852)    (14,826)
Unearned insurance commissions               (2,833)     (4,909)
Loan interest and fee income                               (382)
Other miscellaneous accruals                 (2,392)     (2,619)
State taxes                                  (4,898)     (4,166)
Other deferred deduction items               (2,025)     (1,698)

Total deferred tax assets                   (25,000)    (28,600)

Net deferred tax asset                     $ (2,200)   $ (2,800)

The provisions for income taxes differ from the amounts determined by multiply-ing pretax income by the statutory Federal income tax rate of 35% for 1994 and 1993 and 34% for 1992. A reconciliation between these amounts is as follows:

                                              Year Ended December 31,

(Dollars in thousands)                      1994       1993       1992

Income taxes at statutory rates         $ 32,057   $ 27,889   $ 25,748
Increase (reduction) in taxes
 resulting from:
 State income taxes, net of
  Federal benefit                          3,467      3,024      6,253
 Other                                    (2,129)    (2,353)     1,908
                                        $ 33,395   $ 28,560   $ 33,909

Note 8 Stockholder's Equity

Provisions of certain of the Company's debt agreements restrict the payment of dividends to a maximum prescribed proportion of cumulative earnings and contributed capital and provide for the maintenance of minimum levels of equity and maximum leverage ratios. At December 31, 1994, approximately $82 million was available under the debt agreement restriction for future dividends.

Note 9 Retirement and Savings Plans

GWFC's non-contributory defined benefit pension plan covers substantially all of the Company's employees. Accumulated plan benefits and annual pension expense are derived from an allocation formula based on the Company's total participants and the Plan's total participants.

Pension expense for the Company's participants for the years ended December 31, 1994, 1993 and 1992 was $1,740,000, $1,515,000 and $1,200,000, respectively. Due to the Company's participation in a multiemployer defined benefit plan, information as to separate Company participant assets and vested benefits is not presented.

The Company's employees also participate in GWFC's employee savings plan, which allows employees to defer part of their pretax compensation until retirement. Company contributions equal 50% of the contributions made by employees up to 6% plus annual discretionary amounts, if any, as determined by management. The Company's cost is based on the actual contribution related to its participating employees. Total expense was $1,277,000, $1,342,000 and $1,388,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

The Company's employees also participate in GWFC's defined benefit post-retirement plans which provide medical and life insurance coverage to eligible employees and dependents based on age and length of service. Medical coverage options are the same as available to active employees. The accumulated post-retirement benefit obligation and related expense are derived from an allocation formula based on the Company's total participants and the Plan's total participants.

The net postretirement medical and life insurance expense allocated to the Company for the years ended December 31, 1994, 1993 and 1992 were $737,000, $1,300,000 and $1,216,000, respectively.

Note 10   Leases

At December 31, 1994, the Company was lessee of office space, principally for loan offices, computer and other office equipment and automobiles, generally for terms of five or fewer years. The lease for the Company's former headquarters was terminated in the first quarter of 1994 due to the purchase of its new headquarters in Tampa, Florida.

The Company has no material capital leases. Under operating leases that have initial or remaining noncancelable lease terms in excess of one year, approximate aggregate annual minimum rentals are $5,300,000 in 1995; $4,300,000 in 1996; $3,200,000 in 1997; $1,800,000 in 1998; and $900,000 in
1999. Rent expense for the years ended December 31, 1994, 1993 and 1992 was $7,687,000, $8,560,000, and $8,007,000, respectively.

Note 11   Contingencies

The Company is routinely involved in litigation incidental to its businesses. It is management's opinion that the aggregate liability arising from the disposition of all such pending litigation will not have a material adverse effect on the Company.

Note 12   Transactions with Related Parties

During 1991, the Company borrowed $264,130,000 from a subsidiary of GWFC under a short-term master note, which was repaid in July, 1992, the proceeds of which were used primarily to reduce commercial paper and other nonaffiliated debt. Interest expense related to this debt was $2.5 million in 1992.

Other transactions with GWFC or its subsidiaries are identified as follows:

* The Company provides supervisory and administrative services to affiliates engaged in industrial banking and other consumer finance activities at no cost to such affiliates. The Company also provides data processing services to such affiliates, and revenue from these services totalled approximately $757,000 in 1994, $768,000 in 1993, and $699,000 in 1992. From time to time, the Company advances funds to these operations. At December 31, 1994 and 1993, there were outstanding advances of $7,981,000 and $855,000, respectively.

* A subsidiary of GWFC provides the Company with certain administrative services, including human resources and cash management. The Company paid this affiliate management fees of $1,365,000 in 1994, $1,239,000 in 1993, and $1,163,000 in 1992.

* The Company makes payments to GWFC in accordance with GWFC's tax allocation policy and in connection with the retirement and savings plans.

Note 13   Approximate Fair Values of Financial Instruments

A summary of the approximate fair values of the Company's financial instruments, as compared to their carrying values, is set forth in the following table:

(Dollars in thousands)

                                     December 31, 1994            December 31, 1993
                                   Carrying   Approximate     Carrying     Approximate
                                     Value     Fair Value       Value       Fair Value
Finance receivables    Note 2    $1,581,225    $1,568,784   $1,492,232      $1,501,804
Investment securities  Note 3       106,600       106,600       93,114          93,114
Short-term debt        Note 5       179,085       179,085      279,607         279,607
Long-term debt         Note 6     1,092,545     1,065,816      892,683         941,800

See the referenced Notes for additional information.

Note 14   Business Segments

The Company is engaged primarily in the consumer finance business.

Note 15  Selected Quarterly Financial Data (Unaudited)

A summary of the quarterly results of operations for the years ended December 31, 1994 and 1993 is set forth below:

                                                    Quarter Ended
                            March 31,         June 30,        September 30,      December 31,
(Dollars in Thousands)    1994    1993      1994    1993      1994     1993      1994    1993
Revenue                $83,032 $80,811   $82,062 $80,167   $83,400  $81,966   $87,172 $83,200

Interest and other
expenses                51,868  52,853    51,775  52,212    51,853   54,062(1) 50,244  52,203

Provision for credit
 losses                  8,552   8,928     7,621   8,315     9,513    8,335    12,648   9,553

Total expenses          60,420  61,781    59,396  60,527    61,366   62,397    62,892  61,756

Income before taxes     22,612  19,030    22,666  19,640    22,034   19,569    24,280  21,444

Income tax provision     8,143   8,014     8,183   8,375     7,695    5,311(2)  9,374   6,860(3)

Net income             $14,469 $11,016   $14,483 $11,265   $14,339  $14,258   $14,906 $14,584

(1) Includes approximately $1.2 million associated with the relocation of the Company's headquarters from Memphis, Tennessee to Tampa, Florida.

(2) Reflects a decrease in the Company's effective tax rate primarily attributable to the increased deductibility of current and prior year's amortization of intangible assets resulting from the Omnibus Budget Reconciliation Act of 1993.

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

         None.

                                  PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  Index of Documents filed as a part of this Report:

 1.  Financial Statements

     Included in Part II of this Report:

                                                                    PAGE

     Report of Independent Certified Public Accountants. . . . . . .  10

     Aristar, Inc. and Subsidiaries:
      Consolidated Statements of Financial Condition
      at December 31, 1994 and 1993. . . . . . . . . . . . . . . . .  11
      Consolidated Statements of Operations and Retained Earnings
      for the Years Ended December 31, 1994, 1993 and 1992 . . . . .  12
      Consolidated Statements of Cash Flows
      for the Years Ended December 31, 1994, 1993 and 1992 . . . . .  13
      Notes to Consolidated Financial Statements . . . . . . . . . .  14

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

    (10)(a) Great Western Financial Corporation Income Tax Allocation
            Policy.   (6)
        (b) Amendment Number 1 to Great Western Financial Corporation
            Income Tax Allocation Policy.    (6)
        (c) Amendment Number 2 to Great Western Financial Corporation
            Income Tax Allocation Policy.    (7)

    (12)    Statement Re: Computation of Ratios.

    (23)    Consent of Independent Certified Public Accountants.

    (24)    Power of Attorney included on Page 32 of the Form 10-K.

    (27)    Financial Data Schedule.

        (1) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987, Commission file number 1-3521.
        (2) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, Commission file number 1-3521.
        (3) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988, Commission file number 1-3521.
        (4) Incorporated by reference to Registrant's Current Report on Form 8-K dated May 29, 1991, Commission file number 1-3521.
        (5) Incorporated by reference to Registrant's Current Report on Form 8-K dated June 24, 1992, Commission file number 1-3521.
        (6) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, Commission file number 1-3521.
        (7) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, Commission file number 1-3521.

    (b) Reports on Form 8-K

        On December 12, 1994, the Company filed a Current Report on Form 8-K dated December 5, 1994, disclosing, under Item 7, the terms of the issuance of $100,000,000 of 8.125% senior notes maturing December 1, 1997.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARISTAR, INC.

By  /s/ James A. Bare                            March 23, 1995
James A. Bare, Senior Vice President             Date
and Chief Financial Officer (and Principal
Accounting Officer)

                             POWER OF ATTORNEY

Each person whose signature appears below hereby authorizes James A. Bare as attorney-in-fact to sign on his behalf as an individual and in every capacity stated below, and to file all amendments to the registrant's Form 10-K, and the registrant hereby confers like authority to sign and file in its behalf.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 1995.

/s/ Michael M. Pappas
Michael M. Pappas, President and Director
(Principal Executive Officer)


/s/ James A. Bare
James A. Bare, Director


/s/ Carl F. Geuther
Carl F. Geuther, Director


/s/ J. Lance Erikson
J. Lance Erikson, Director