Form 10-Q
period 1995-03-31
ARISTAR INC
filed 1995-05-15
CIK 7214

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 1995
                                    OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

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

          Yes                       X          No



                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     As of April 30, 1995, there were 1,000 shares of Common Stock outstanding.

Registrant meets the conditions set forth in General Instruction (H)(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                       ARISTAR, INC. AND SUBSIDIARIES

                                FORM 10-Q


                                  INDEX

Part I.   Financial Information:

  Item 1.  Financial Statements

   Consolidated Statements of Financial Condition -
     March 31, 1995, December 31, 1994 and
     March 31, 1994. . . . . . . . . . . . . . . . . . . . . . . . . 3

   Consolidated Statements of Operations and Retained Earnings -
     Three Months Ended March 31, 1995 and 1994. . . . . . . . . . . 4

   Consolidated Statements of Cash Flows -
   Three Months Ended March 31, 1995 and 1994. . . . . . . . . . . . 5

   Notes to Consolidated Financial Statements. . . . . . . . . . 6 - 7

  Item 2.  Management's Analysis of the
   Results of Operations for the Three Months
   Ended March 31, 1995. . . . . . . . . . . . . . . . . . . . . . . 8

Part II.  Other Information:

  Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . 9

  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . 10 - 11


  SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

Item 1.   Financial Statements

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Financial Condition
(Unaudited)

                                    March 31,    December 31,     March 31,
(Dollars in thousands)                  1995            1994          1994

ASSETS
Finance receivables, net         $ 1,500,775     $ 1,539,914   $ 1,437,837
Investment securities                109,050         106,600        89,227
Cash and cash equivalents              7,664           9,668        16,918
Property and equipment, less accumulated
depreciation and amortization:  1995,
$20,919; 1994, $21,684 and $19,939    12,753          13,327        14,527
Deferred charges                      12,035          12,605        12,891
Excess of cost over equity of
companies acquired, less
accumulated amortization: 1995,
$39,773; 1994, $38,021 and $32,766    67,238          68,990        74,245
Other assets                          10,153          19,832         6,240
 TOTAL ASSETS                    $ 1,719,668     $ 1,770,936   $ 1,651,885

LIABILITIES AND STOCKHOLDER'S
 EQUITY
Liabilities
Short-term debt                    $ 121,082       $ 179,085     $ 280,059
Long-term debt                     1,092,630       1,092,545       892,742
     Total debt                    1,213,712       1,271,630     1,172,801
Accounts payable and other
 liabilities                          36,427          45,636        35,070
Federal and state income taxes         7,639             421        13,168
Insurance claims and benefits
  reserves                             7,814           7,792         7,573
Unearned insurance premiums and
  commissions                         55,450          53,890        53,002
     Total liabilities             1,321,042       1,379,369     1,281,614

Stockholder's equity
Common stock: $1.00 par value;
  10,000 shares authorized; 1,000
  shares issued and outstanding            1               1             1
Paid-in capital                       44,894          44,894        44,894
Retained earnings                    355,920         350,266       325,288
Net unrealized holding gain (loss)
  on investment securities            (2,189)         (3,594)           88
     Total stockholder's equity      398,626         391,567       370,271

 TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY           $ 1,719,668     $ 1,770,936   $ 1,651,885

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Operations and Retained Earnings
(Unaudited)

                                                     For the Three
                                                Months Ended March 31,
(Dollars in thousands)                           1995            1994

Loan interest and fee income                $  76,984       $  75,204
Investment securities income                    1,747           1,206

 Total interest income                         78,731          76,410

Interest and debt expense                      23,758          20,663

Net interest income before
 provision for credit losses                   54,973          55,747

Provision for credit losses                     9,892           8,552

 Net interest income                           45,081          47,195

Other operating income
 Net insurance operations
  and other income                              7,084           6,622

Other expenses
 Personnel costs                               16,260          16,327
 Occupancy expense                              2,249           2,155
 Advertising expense                              943             922
 Amortization of excess cost over
  equity of companies acquired                  1,752           1,752
 Other operating expenses                       9,265          10,049
                                               30,469          31,205

Income before income taxes                     21,696          22,612

Provision for federal and state income taxes    8,542           8,143

Net income                                     13,154          14,469

Retained Earnings
  Beginning of period                         350,266         317,069
  Dividends paid                               (7,500)         (6,250)
  End of period                             $ 355,920       $ 325,288

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                                     For the Three
                                                   Months Ended March 31,

(Dollars in thousands)                               1995           1994

Cash flows from operating activities
 Net income                                     $  13,154      $  14,469
 Adjustments to reconcile net income to net
  cash provided by operating activities
   Provision for credit losses                      9,892          8,552
   Depreciation and amortization                    3,389          3,739
   Deferred income taxes                             (503)
   Increase (decrease) in
    Accounts payable and other liabilities         (9,209)       (29,904)
    Unearned insurance premiums and commissions
     and insurance claims and benefits reserves     1,582          2,045
    Currently payable income taxes                  7,218
   Decrease in other assets                         9,679          2,087

 Net cash provided by operating activities         35,202            988

Cash flows from investing activities
 Investment securities purchased                   (6,690)        (7,770)
 Investment securities matured                      6,076         10,674
 Finance receivables originated or purchased     (237,658)      (255,104)
 Finance receivables repaid or sold               266,982        261,923
 Capital expenditures                                (178)        (2,516)
 Proceeds from sale of property and equipment                         20
 Other                                                               277

 Net cash provided by investing activities         28,532          7,504

Cash flows from financing activities
 Net change in short-term debt                    (58,003)           452
 Dividends paid                                    (7,500)        (6,250)
 Other, net                                          (235)

 Net cash used in financing activities            (65,738)        (5,798)

Net increase (decrease) in cash and cash
 equivalents                                       (2,004)         2,694

Cash and cash equivalents
 Beginning of period                                9,668         14,224

 End of period                                  $   7,664      $  16,918

Supplemental disclosures of cash flow information
 Interest paid                                  $  27,783      $  31,793
 Net intercompany payments (refunds) in lieu of
   federal and state income taxes                  (1,112)           600

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited consolidated financial statements of Aristar, Inc. and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Certain amounts in prior periods have been reclassified to conform to the current period's presentation.

Note 2 Ownership

The Company is an indirect, wholly-owned subsidiary of Great Western Financial Corporation.

ARISTAR, INC. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 3 Finance Receivables

Finance receivables consist of the following:

                                        March 31,    December 31,    March 31,
(Dollars in thousands)                      1995            1994         1994

Consumer finance receivables
    Real estate secured loans        $   524,550     $   518,757  $   513,115
    Other instalment loans             1,018,983       1,055,723      939,696
    Retail instalment contracts          309,404         331,424      328,778
    Gross finance receivables          1,852,937       1,905,904    1,781,589

Less: Unearned finance charges and
       deferred loan fees               (311,216)       (324,679)    (304,179)
     Allowance for credit losses         (40,946)        (41,311)     (39,573)

     Finance receivables, net        $ 1,500,775     $ 1,539,914  $ 1,437,837

Activity in the Company's allowance for credit losses is as follows:

                                        Three Months Ended March 31,
(Dollars in thousands)                       1995              1994

Balance, beginning of period             $ 41,311          $ 39,094
Provision for credit losses                 9,892             8,552
Amounts charged off                       (14,195)          (12,229)
Recoveries                                  3,938             3,904
Allowances on notes purchased                                   252
Balance, end of period                   $ 40,946          $ 39,573

Note 4 Long-term Debt

Long-term debt at March 31, 1995 was comprised of:

(Dollars in thousands)

Senior Notes and Debentures      $  893,275
Senior Subordinated Notes
 and Debentures                     199,355
                                 $1,092,630

Item 2. MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1995

The Company's average net finance receivables outstanding were $75.7 million greater in the first quarter of 1995 as compared to the same period of 1994, while, as a reflection of interest rate and competitive pressures, the overall portfolio yield decreased .53%. As a result, loan interest and fee income increased $1.8 million, or 2.4%, for the quarter ended March 31, 1995, over the quarter ended March 31, 1994. Income from investment securities increased $541 thousand, with both the total invested balances and the yield thereon increasing over the first quarter of 1994. As a result, total interest income increased by $2.3 million. On the other hand, average debt outstanding increased $70.6 million, or 6.0%, and the weighted average interest rate grew by 60 basis points, resulting in an increase in interest and debt expense of $3.1 million, or 15.0%, for the quarter ended March 31, 1995, as compared to the same 1994 period. These factors caused a decrease in net interest income before provision for credit losses of $774 thousand, or 1.4%.

The provision for credit losses for the quarter ended March 31, 1995 was 2.54% as an annualized percentage of average net finance receivables for that period, as compared to 2.31% for the first quarter of 1994. The increase in provision rate reflects management's assessment of the quality of the Company's receivables portfolio at this time.

Personnel expenses were $67 thousand, or .4%, lower in the period ended March 31, 1995 as compared to the same 1994 period because, while 1995 includes normal compensation increases, 1994 reflected various one-time charges related to the relocation of the Company's headquarters.

Productivity, defined as the ratio of operating and administrative expenses (before deferral of direct loan costs) to average outstanding finance receivables, improved to 8.2% in the quarter ended March 31, 1995 as compared to 8.5% in the first quarter of 1994. Contributing to this improvement is the fact that the first quarter of 1994 included $513 thousand in amortization of the cost of the Company's proprietary computer software, which became fully amortized in the third quarter of 1994.

PART II.  OTHER INFORMATION

Item 5.   Other Information

 The calculation of the Company's ratio of earnings to fixed charges as of the dates indicated is shown below:

                                   Three Months          Year     Three Months
                                          Ended         Ended            Ended
                                       March 31,  December 31,        March 31,
                                           1995          1994             1994

Income before income taxes             $ 21,696      $ 91,592         $ 22,612

Fixed charges:
  Interest and debt expense on
   all indebtedness                      23,758        87,074           20,663

  Appropriate portion of
   rentals (33%)                            666         2,537              662

Total fixed charges                      24,424        89,611           21,325

Earnings available for
 fixed charges                         $ 46,120     $ 181,203         $ 43,937

Ratio of earnings
 to fixed charges                          1.89          2.02             2.06

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

   (27)   Financial Data Schedule.


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


                                   ARISTAR, INC.

Date:  May 12, 1995                By: /s/ James A. Bare
                                       James A. Bare
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Chief Accounting Officer)