Form 10-Q
period 1995-06-30
ARISTAR INC
filed 1995-08-14
CIK 7214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 1995
                                    OR
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

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

          Yes    X                               No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     As of July 31, 1995, there were 1,000 shares of Common Stock outstanding.

Registrant meets the conditions set forth in General Instruction (H)(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

ARISTAR, INC. AND SUBSIDIARIES

FORM 10-Q


INDEX

Part I.   Financial Information:

  Item 1.  Financial Statements

   Consolidated Statements of Financial Condition -
     June 30, 1995, December 31, 1994, and
     June 30, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

   Consolidated Statements of Operations and Retained Earnings -
     Three Months and Six Months Ended June 30, 1995 and 1994. . . . . . 4

   Consolidated Statements of Cash Flows -
     Three Months and Six Months Ended June 30, 1995 and 1994. . . . . . 5

   Notes to Consolidated Financial Statements. . . . . . . . . . . . 6 - 7

  Item 2.  Management's Analysis of the
   Results of Operations for the Six Months
   Ended June 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . 8

Part II.  Other Information:

  Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . 9

  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . 10 - 11


  SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

Item 1.   Financial Statements

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Financial Condition
(Unaudited)

                                     June 30,       December 31,       June 30,
(Dollars in thousands)                  1995               1994           1994

ASSETS
Finance receivables, net         $ 1,522,038       $  1,539,914     $1,460,129
Investment securities                111,840            106,600         98,467
Cash and cash equivalents             11,064              9,668          7,983
Property and equipment, less
 accumulated depreciation and
 amortization: 1995, $18,147;
 1994, $21,684 and $20,642            12,026            13,327          14,574
Deferred charges                      12,933            12,605          11,504
Excess of cost over equity of
 companies acquired, less
 accumulated amortization:
 1995, $41,524; 1994, $38,021
 and $34,517                          65,487            68,990          72,494
Other assets                           9,899            19,832          11,081
 TOTAL ASSETS                    $ 1,745,287      $  1,770,936      $1,676,232

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Short-term debt                  $   285,286      $    179,085      $  287,793
Long-term debt                       937,717         1,092,545         892,799
     Total debt                    1,223,003         1,271,630       1,180,592
Accounts payable and other
 liabilities                          52,000            45,636          57,695
Federal and state income taxes         1,494               421           2,120
Insurance claims and benefits
 reserves                              7,741             7,792           7,467
Unearned insurance premiums and
  commissions                         54,208            53,890          51,977
     Total liabilities             1,338,446         1,379,369       1,299,851

Stockholder's equity
Common stock: $1.00 par value;
  10,000 shares authorized; 1,000
  shares issued and outstanding            1                 1               1
Paid-in capital                       44,894            44,894          44,894
Retained earnings                    362,203           350,266         333,521
Net unrealized holding gain (loss)
 on investment securities               (257)           (3,594)         (2,035)
     Total stockholder's equity      406,841           391,567         376,381

 TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY           $ 1,745,287      $  1,770,936      $1,676,232

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Operations and Retained Earnings
(Unaudited)

                                    For the Three              For the Six
                                 Months Ended June 30,    Months Ended June 30,

(Dollars in thousands)                 1995      1994            1995      1994

Loan interest and fee income       $ 77,069  $ 73,928        $154,053  $149,132
Investment securities income          2,033     1,405           3,780     2,611
 Total interest income               79,102    75,333         157,833   151,743

Interest and debt expense            22,612    21,268          46,370    41,931

Net interest income before
 provision for credit losses         56,490    54,065         111,463   109,812


Provision for credit losses           9,938     7,621          19,830    16,173

 Net interest income                 46,552    46,444          91,633    93,639

Other operating income
 Net insurance operations
  and other income                    6,946     6,729          14,030    13,351

Other expenses
 Personnel costs                     15,611    15,399          31,871    31,726
 Occupancy expense                    2,294     2,028           4,543     4,183
 Advertising expense                  1,340     1,292           2,283     2,214
 Amortization of excess cost over
  equity of companies acquired        1,751     1,751           3,503     3,503
 Other operating expenses             9,603    10,037          18,868    20,086
                                     30,599    30,507          61,068    61,712

Income before income taxes           22,899    22,666          44,595    45,278

Provision for federal and
 state income taxes                   9,116     8,183          17,658    16,326

Net income                           13,783    14,483          26,937    28,952

Retained Earnings
 Beginning of period                355,920   325,288         350,266   317,069
 Dividends paid                      (7,500)   (6,250)        (15,000)  (12,500)
 End of period                     $362,203  $333,521        $362,203  $333,521

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                         For the Three           For the Six
                                    Months Ended June 30, Months Ended June 30,

(Dollars in thousands)                     1995     1994        1995      1994

Cash flows from operating activities
 Net income                            $ 13,783 $ 14,483    $ 26,937  $ 28,952
 Adjustments to reconcile net income
 to net cash provided by operating
 activities
   Provision for credit losses            9,938    7,621      19,830    16,173
   Depreciation and amortization          3,209    3,951       6,598     7,690
   Deferred income taxes                 (1,265)   1,141      (1,768)    1,418
   Increase (decrease) in
   Accounts payable and other
    liabilities                          15,573   22,625       6,364   (14,546)
   Unearned insurance premiums and
     commissions and insurance claims
     and benefits reserves               (1,315)  (1,131)        267       914
   Currently payable income taxes        (6,145) (11,048)      1,073    (3,781)
   Decrease (increase) in other assets      254   (4,841)      9,933    (2,754)

 Net cash provided by operating
  activities                             34,032   32,801      69,234    34,066

Cash flows from investing activities
 Investment securities purchased         (8,913) (17,610)    (15,603)  (25,380)
 Investment securities matured            9,470    4,855      15,546    15,529
 Finance receivables originated or
   purchased                           (297,784)(293,574)   (535,442) (548,678)
 Finance receivables repaid or sold     264,942  264,049     531,924   525,972
 Net change in property and equipment        60     (880)       (118)   (3,376)

 Net cash provided by (used in)
   investing activities                 (32,225) (43,160)     (3,693)  (35,933)

Cash flows from financing activities
 Net change in short-term debt          164,204    7,734     106,201     8,186
 Repayments of long-term debt          (155,000)            (155,000)
 Dividends paid                          (7,500)  (6,250)    (15,000)  (12,500)
 Other, net                                (111)     (60)       (346)      (60)
 Net cash provided by (used in)
   financing activities                   1,593    1,424     (64,145)   (4,374)

Net increase (decrease) in cash
 and cash equivalents                     3,400   (8,935)      1,396    (6,241)

Cash and cash equivalents
 Beginning of period                      7,664   16,918       9,668    14,224

 End of period                         $ 11,064 $  7,983    $ 11,064  $  7,983

Supplemental disclosures of cash
 flow information
  Interest paid                        $ 20,027 $ 10,266    $ 47,811  $ 42,059
 Intercompany payment in lieu of
  federal and state income taxes         15,261   20,262      14,149    20,862

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

ARISTAR, INC. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 3 Finance Receivables

Finance receivables consist of the following:

                                       June 30,      December 31,     June 30,
(Dollars in thousands)                    1995              1994         1994

Consumer finance receivables
    Real estate secured loans       $  533,266        $  518,757   $  521,415
    Other instalment loans           1,034,712         1,055,723      948,803
    Retail instalment contracts        309,142           331,424      336,557
    Gross finance receivables        1,877,120         1,905,904    1,806,775

Less:  Unearned finance charges and
        deferred loan fees            (313,338)         (324,679)    (306,909)
       Allowance for credit losses     (41,744)          (41,311)     (39,737)

    Finance receivables, net        $1,522,038        $1,539,914   $1,460,129

Activity in the Company's allowance for credit losses is as follows:

                                      Three Months Ended  Six Months Ended
                                            June 30,           June 30,
(Dollars in thousands)                     1995     1994     1995     1994

Balance, beginning of period            $40,946  $39,573  $41,311  $39,094
Provision for credit losses               9,938    7,621   19,830   16,173
Amounts charged off                     (13,521) (11,570) (27,716) (23,799)
Recoveries                                4,041    3,907    7,979    7,811
Allowances on notes purchased               340      206      340      458
Balance, end of period                  $41,744  $39,737  $41,744  $39,737

Note 4 Long-term Debt

Long-term debt at June 30, 1995 was comprised of:

(Dollars in thousands)

Senior Notes and Debentures         $738,328
Senior Subordinated Notes
 and Debentures                      199,389
                                    $937,717

Item 2. MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS
        FOR THE SIX MONTHS ENDED JUNE 30, 1995

The Company's average net finance receivables outstanding were $71.8 million greater in the first half of 1995 as compared to the same period of 1994, while, as a reflection of interest rate and competitive pressures, the overall portfolio yield decreased .29%. As a result, loan interest and fee income increased $4.9 million, or 3.3%, for the six months ended June 30, 1995, over the six months ended June 30, 1994. Income from investment securities increased $1.2 million, with both the total invested balances and the yield thereon increasing over the first half of 1994. As a result, total interest income increased by $6.1 million. On the other hand, average debt outstanding increased $43.4 million, or 3.7%, and the weighted average interest rate grew by 47 basis points, resulting in an increase in interest and debt expense of $4.4 million, or 10.6%, for the six months ended June 30, 1995, as compared to the same 1994 period. These factors resulted in an increase in net interest income before provision for credit losses of $1.7 million, or 1.5%.

The provision for credit losses for the six months ended June 30, 1995 was 2.55% as an annualized percentage of average net finance receivables for that period, as compared to 2.18% for the first half of 1994. The increase in provision rate reflects management's assessment of the quality of the Company's receivables portfolio at this time.

Personnel expenses were $145 thousand, or .5%, higher in the period ended June 30, 1995 as compared to the same 1994 period because, while 1995 includes normal compensation increases, 1994 reflected various one-time charges related to the relocation of the Company s headquarters.

Productivity, defined as the ratio of operating and administrative expenses (before deferral of direct loan costs) to average outstanding finance receivables, improved to 8.3% in the six months ended June 30, 1995 as compared to 8.8% in the first half of 1994. Contributing to this improvement is the fact that the first half of 1994 included $1.0 million in amortization of the cost of the Company s proprietary computer software, which became fully amortized in the third quarter of 1994.

PART II.   OTHER INFORMATION


Item 5.    Other Information

 The calculation of the Company's ratio of earnings to fixed charges as of the dates indicated is shown below:

                                   Six Months           Year    Six Months
                                        Ended          Ended         Ended
                                      June 30,   December 31,      June 30,
                                         1995           1994          1994

Income before income taxes           $ 44,595       $ 91,592      $ 45,278

Fixed charges:
  Interest and debt expense on
 all indebtedness                      46,370         87,074        41,931

     Appropriate portion of
     rentals (33%)                      1,375          2,537         1,304

Total fixed charges                    47,745         89,611        43,235

Earnings available for
 fixed charges                       $ 92,340       $181,203      $ 88,513

Ratio of earnings
 to fixed charges                        1.93           2.02          2.05


Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

   (4) (a)      Indenture dated as of July 15, 1984,
                between Aristar, Inc. and Bank of
                Montreal Trust Company, as trustee. (1)
       (b)      First supplemental indenture to Exhibit
                (4) (a) dated as of June 1, 1987. (1)
       (c)      Indenture dated as of August 15, 1988,
                between Aristar, Inc. and Bank of
                Montreal Trust Company, as trustee. (2)
       (d)      Indenture dated as of May 1, 1991
                between Aristar, Inc. and Security
                Pacific National Bank, as trustee. (3)
       (e)      Indenture dated as of May 1, 1991
                between Aristar, Inc. and The First
                National Bank of Boston, as trustee.
                (3)
       (f)      Indenture dated as of July 1, 1992
                between Aristar, Inc. and The Chase
                Manhattan Bank, N.A., as trustee. (4)
       (g)      Indenture dated as of July 1, 1992
                between Aristar, Inc. and Citibank,
                N.A., as trustee. (4)
       (h)      Indenture dated as of July 1, 1995
                between Aristar, Inc. and The Bank of
                New York, as trustee.
       (i)      The registrant hereby agrees to furnish
                the Securities and Exchange Commission
                upon request with copies of all
                instruments defining rights of holders
                of long-term debt of Aristar, Inc. and
                its consolidated subsidiaries.

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


                                   ARISTAR, INC.

Date:   August 4, 1995                 By:  /s/ James A. Bare
                                            James A. Bare
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Chief Accounting Officer)