Form 10-Q
period 1995-09-30
ARISTAR INC
filed 1995-11-13
CIK 7214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 1995
                                    OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

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

        Yes    X                            No


                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
  As of October 31, 1995, there were 1,000 shares of Common Stock outstanding.

Registrant meets the conditions set forth in General Instruction (H)(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                     ARISTAR, INC. AND SUBSIDIARIES

                                FORM 10-Q


                                  INDEX

Part I.   Financial Information:

  Item 1.  Financial Statements

   Consolidated Statements of Financial Condition -
     September 30, 1995, December 31, 1994 and
     September 30, 1994. . . . . . . . . . . . . . . . . . . . . . . . . 3

   Consolidated Statements of Operations and Retained Earnings -
     Three Months and Nine Months Ended September 30, 1995 and 1994. . . 4

   Consolidated Statements of Cash Flows -
     Three Months and Nine Months Ended September 30, 1995 and 1994. . . 5

   Notes to Consolidated Financial Statements. . . . . . . . . . . . 6 - 7

  Item 2.  Management's Analysis of the
   Results of Operations for the Nine Months
   Ended September 30, 1995. . . . . . . . . . . . . . . . . . . . . . . 8

Part II.  Other Information:

  Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . 9

  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . 10 - 11


SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

Item 1.   Financial Statements

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Financial Condition
(Unaudited)

                                September 30,     December 31,  September 30,
(Dollars in thousands)                  1995             1994           1994
ASSETS
Finance receivables, net         $ 1,531,187     $  1,539,914     $1,461,634
Investment securities                116,125          106,600        103,135
Cash and cash equivalents             10,790            9,668          8,927
Property and equipment, less
 accumulated depreciation and
 amortization: 1995, $18,707;
 1994, $21,684 and $20,772            11,556           13,327         13,747
Deferred charges                      12,868           12,605         11,471
Excess of cost over equity of
 companies acquired, less
 accumulated amortization: 1995,
 $43,276; 1994, $38,021 and $36,269   63,735           68,990         70,742
Other assets                          11,506           19,832         14,774
 TOTAL ASSETS                    $ 1,757,767     $  1,770,936     $1,684,430

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Short-term debt                  $   212,695     $    179,085     $  195,128
Long-term debt                     1,016,715        1,092,545        992,761
  Total debt                       1,229,410        1,271,630      1,187,889
Accounts payable and other
 liabilities                          38,320           45,636         48,637
Federal and state income taxes        13,020              421          3,167
Insurance claims and benefits
 reserves                              7,858            7,792          7,604
Unearned insurance premiums and
  commissions                         54,899           53,890         52,665
     Total liabilities             1,343,507        1,379,369      1,299,962

Stockholder's equity
Common stock: $1.00 par value;
  10,000 shares authorized; 1,000
  shares issued and outstanding            1                1             1
Paid-in capital                       44,894           44,894        44,894
Retained earnings                    369,553          350,266       341,610
Net unrealized holding gain (loss)
 on investment securities               (188)          (3,594)       (2,037)
     Total stockholder's equity      414,260          391,567       384,468

 TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY           $ 1,757,767     $  1,770,936    $1,684,430

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Operations and Retained Earnings
(Unaudited)

                               For the Three Months       For the Nine Months
                                Ended September 30,       Ended September 30,

(Dollars in thousands)              1995       1994            1995       1994

Loan interest and fee income   $  77,814  $  74,519        $231,867   $223,651
Investment securities income       1,857      1,710           5,637      4,321
 Total interest income            79,671     76,229         237,504    227,972

Interest and debt expense         22,430     22,584          68,800     64,515

Net interest income before
 provision for credit losses      57,241     53,645         168,704    163,457

Provision for credit losses       10,805      9,513          30,635     25,686

 Net interest income              46,436     44,132         138,069    137,771

Other operating income
 Net insurance operations
  and other income                 7,048      7,171          21,078     20,522

Other expenses
 Personnel costs                  15,072     15,380          46,943     47,106
 Occupancy expense                 2,305      2,186           6,848      6,369
 Advertising expense               1,252      1,290           3,535      3,504
 Amortization of excess cost over
  equity of companies acquired     1,752      1,752           5,255      5,255
 Other operating expenses          8,567      8,661          27,435     28,747
                                  28,948     29,269          90,016     90,981
Income before income taxes        24,536     22,034          69,131     67,312


Provision for federal and state
 income taxes                      9,686      7,695          27,344     24,021

Net income                        14,850     14,339          41,787     43,291

Retained Earnings
 Beginning of period             362,203    333,521         350,266    317,069
 Dividends paid                   (7,500)    (6,250)        (22,500)   (18,750)
 End of period                 $ 369,553  $ 341,610        $369,553   $341,610

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                   For the Three Months    For the Nine Months
                                    Ended September 30,    Ended September 30,

(Dollars in thousands)                   1995      1994        1995       1994

Cash flows from operating activities
 Net income                         $  14,850 $  14,339   $  41,787  $  43,291
 Adjustments to reconcile net income
   to net cash provided by operating
   activities
   Provision for credit losses         10,805     9,513      30,635     25,686
   Depreciation and amortization        3,024     3,732       9,622     11,422
   Deferred income taxes                  (45)        3      (1,813)     1,421
   Increase (decrease) in
   Accounts payable and other
    liabilities                       (13,680)   (9,058)     (7,316)   (23,604)
   Unearned insurance premiums and
      commissions and insurance claims
      and benefits reserves               808       825       1,075      1,739
   Currently payable income taxes      11,526     1,047      12,599     (2,734)
   (Increase) decrease in other assets (1,608)   (3,693)      8,325     (6,447)

 Net cash provided by operating
  activities                           25,680    16,708      94,914     50,774

Cash flows from investing activities
 Investment securities purchased      (15,358)   (5,776)    (30,961)   (31,156)
 Investment securities matured         11,168     1,148      26,714     16,677
 Finance receivables originated or
   purchased                         (278,232) (268,763)   (813,674)  (817,441)
 Finance receivables repaid or sold   258,329   257,640     790,253    783,612
 Net change in property and equipment     (94)      (82)       (212)    (3,458)

 Net cash used in investing activities(24,187)  (15,833)    (27,880)   (51,766)

Cash flows from financing activities
 Net change in short-term debt        (72,591)  (92,665)     33,610    (84,479)
 Proceeds from issuance of long-term
  debt                                 99,909   149,902      99,909    149,902
 Repayments of long-term debt         (21,000)  (50,000)   (176,000)   (50,000)
 Dividends paid                        (7,500)   (6,250)    (22,500)   (18,750)
 Other, net                              (585)     (918)       (931)      (978)
 Net cash provided by (used in)
  financing activities                 (1,767)       69     (65,912)    (4,305)

 Net increase (decrease) in cash and
  cash equivalents                       (274)      944       1,122     (5,297)

Cash and cash equivalents
 Beginning of period                   11,064     7,983       9,668     14,224

 End of period                      $  10,790 $   8,927   $  10,790  $   8,927
Supplemental disclosures of cash flow
 information
 Interest paid                      $  28,661 $  31,381   $  76,472  $  73,440
 Intercompany payment in lieu of
   federal and state income taxes         970    10,668      15,119     31,530

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

ARISTAR, INC. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 3 Finance Receivables

Finance receivables consist of the following:

                                September 30,     December 31,    September 30,
(Dollars in thousands)                  1995             1994             1994

Consumer finance receivables
   Real estate secured loans      $  546,529       $  518,757       $  515,108
   Other instalment loans          1,019,905        1,055,723          954,186
   Retail instalment contracts       314,070          331,424          336,470
   Gross finance receivables       1,880,504        1,905,904        1,805,764

Less:  Unearned finance charges and
        deferred loan fees          (308,034)        (324,679)        (304,292)
       Allowance for credit losses   (41,283)         (41,311)         (39,838)

 Finance receivables, net         $1,531,187       $1,539,914       $1,461,634

Activity in the Company's allowance for credit losses is as follows:

                                     Three Months Ended     Nine Months Ended
                                        September 30,          September 30,
(Dollars in thousands)                    1995     1994         1995     1994

Balance, beginning of period          $ 41,744 $ 39,737     $ 41,311 $ 39,094
Provision for credit losses             10,805    9,513       30,635   25,686
Amounts charged off                    (15,212) (13,366)     (42,928) (37,165)
Recoveries                               3,796    3,689       11,775   11,500
Allowances on notes purchased              150      265          490      723
Balance, end of period                $ 41,283 $ 39,838     $ 41,283 $ 39,838

Note 4 Long-term Debt

Long-term debt at September 30, 1995 was comprised of:

(Dollars in thousands)

Senior Notes and Debentures       $  817,291
Senior Subordinated Notes
 and Debentures                      199,424
                                  $1,016,715

Item 2.  MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

The Company's average net finance receivables outstanding were $70.2 million or 4.7% greater in the nine months ended September 30, 1995, than the same period of 1994, while, as a reflection of lower interest rates and competitive pressures, the overall portfolio yield decreased .20%. As a result, loan interest and fee income increased $8.2 million, or 3.7%, for the nine months ended September 30, 1995, over the nine months ended September 30, 1994.
Income from investment securities for the nine months ended September 30, 1995 increased $1.3 million or 30.5%, with both the total invested balances and the yield thereon increasing over the first nine months of 1994. As a result, total interest income for the 1995 period increased by $9.5 million or 4.2% over the 1994 period. On the other hand, average debt outstanding increased $61 million, or 5.2%, and the weighted average interest rate grew by 10 basis points, resulting in an increase in interest and debt expense of $4.3 million, or 6.7%, for the nine months ended September 30, 1995, as compared to the same 1994 period. These factors resulted in an increase in net interest income before provision for credit losses of $5.2 million, or 3.2%.

In July, 1995, the Company issued $100 million of 6.30% senior notes maturing in 2000. The proceeds were used to reduce outstanding commercial paper.

The provision for credit losses for the nine months ended September 30, 1995 was 2.62% as an annualized percentage of average net finance receivables for that period, as compared to 2.30% for the same 1994 period. The increase in provision rate reflects management's assessment of the quality of the Company's receivables portfolio at this time.

Personnel expenses were $163 thousand, or .4%, lower in the nine month period ended September 30, 1995 as compared to the same 1994 period because, while 1995 includes normal compensation increases, 1994 reflected various one-time charges related to the relocation of the Company s headquarters.

Productivity, defined as the ratio of operating and administrative expenses (before deferral of direct loan costs) to average outstanding finance receivables, improved to 8.2% in the first nine months ended September 30, 1995 as compared to 8.7% in the first nine months of 1994. Contributing to this improvement is the fact that the first nine months of 1994 included $1.4 million in amortization of the cost of the Company s proprietary computer software, which became fully amortized in the third quarter of 1994.

PART II.   OTHER INFORMATION


Item 5.    Other Information

 The calculation of the Company's ratio of earnings to fixed charges as of the dates indicated is shown below:

                                    Nine Months           Year    Nine Months
                                          Ended          Ended          Ended
                                   September 30,   December 31,  September 30,
                                           1995           1994           1994

Income before income taxes            $  69,130      $  91,592      $  67,312

Fixed charges:
  Interest and debt expense on
   all indebtedness                      68,800         87,074         64,515

  Appropriate portion of
  rentals (33%)                           2,141          2,537          1,917

Total fixed charges                      70,941         89,611         66,432

Earnings available for
 fixed charges                        $ 140,071      $ 181,203      $ 133,744

Ratio of earnings
 to fixed charges                          1.97           2.02           2.01


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

   (4) (a)      Indenture dated as of July 15, 1984,
                between Aristar, Inc. and Bank of
                Montreal Trust Company, as trustee. (1)
       (b)      First supplemental indenture to Exhibit
                (4) (a) dated as of June 1, 1987. (1)
       (c)      Indenture dated as of August 15, 1988,
                between Aristar, Inc. and Bank of
                Montreal Trust Company, as trustee. (2)
       (d)      Indenture dated as of May 1, 1991
                between Aristar, Inc. and Security
                Pacific National Bank, as trustee. (3)
       (e)      Indenture dated as of May 1, 1991
                between Aristar, Inc. and The First
                National Bank of Boston, as trustee.
                (3)
       (f)      Indenture dated as of July 1, 1992
                between Aristar, Inc. and The Chase
                Manhattan Bank, N.A., as trustee. (4)
       (g)      Indenture dated as of July 1, 1992
                between Aristar, Inc. and Citibank,
                N.A., as trustee. (4)
       (h)      Indenture dated as of July 1, 1995
                between Aristar, Inc. and The Bank of
                New York, as trustee. (5)
       (i)      The registrant hereby agrees to furnish
                the Securities and Exchange Commission
                upon request with copies of all
                instruments defining rights of holders
                of long-term debt of Aristar, Inc. and
                its consolidated subsidiaries.

   (10)   (a) Great Western Financial Corporation Tax
              Allocation Policy. (6)
       (b)    Amendment Number 1 to Great Western
              Financial Corporation Income Tax Allocation
              Policy. (6)
       (c)    Amendment Number 2 to Great Western
              Financial Corporation Income Tax Allocation
              Policy. (7)

   (27)   Financial Data Schedule


          (1) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, Commission file number 1-3521.
          (2) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988, Commission file number 1-3521.
          (3) Incorporated by reference to Registrant's Current Report on Form 8-K dated May 29, 1991, Commission file number 1-3521.
          (4) Incorporated by reference to Registrant's Current Report on Form 8-K dated June 24, 1992, Commission file number 1-3521.
          (5) Incorporated by reference to Registrant s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, Commission file number 1-3521.

          (6) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, Commission file number 1-3521.
          (7) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, Commission file number 1-3521.


(b)     Reports on Form 8-K

        On July 14, 1995, the Company filed a Current Report on Form 8-K, dated July 11, 1995, disclosing, under item (7), thereof the terms of the issuance of $100,000,000 aggregate principle of its amount 6.30% senior notes maturing July 15, 2000.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ARISTAR, INC.

Date:       November 3, 1995           By: /s/ James A. Bare
                                           James A. Bare
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Chief Accounting Officer)