Form 10-K
period 1995-12-31
ARISTAR INC
filed 1996-03-26
CIK 7214

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-K


(Mark One)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 1995
                                    OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

      7 3/4% Senior Notes due June 15, 2001        New York Stock Exchange
7 1/2% Senior Subordinated Notes due July 1, 1999  New York Stock Exchange

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

The aggregate market value of Common Stock held by non-affiliates:      None
As of February 29, 1996, there were 1,000 shares of Common Stock outstanding.

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


                                  PART II

Item 5.   Market for the Registrant's Common Equity
           and Related Stockholder Matters . . . . . . . . . . . 8
Item 7.   Management's Analysis of the Results of Operations
           for the Year Ended December 31, 1995. . . . . . . . . 8
Item 8.   Financial Statements and Supplementary Data  . . . . .10
Item 9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure . . . . . . . . .28

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and
           Reports on Form 8-K . . . . . . . . . . . . . . . . .28

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

Instalment loans written in 1995 had original terms ranging from 12 to 180 months and averaged 50 months. For the year ended December 31, 1995, 84% of the volume of all instalment loans was either unsecured or secured by guarantors, luxury consumer goods, automobiles or other personal property, with the remaining 16% being secured by real estate. While the interest yield on real estate loans is generally lower than for other direct loans, such loans are typically larger and the ratio of cost to amounts loaned is lower. Additionally, credit loss experience on real estate loans has been significantly lower than on other loan types.

Retail instalment sales contracts are generally acquired without recourse to the originating merchant and provide a vehicle for developing future loan business. Where these contracts result from the sale of consumer goods, payment is generally secured by such goods, and, in some cases, a portion of the purchase price is withheld from the merchant pending satisfactory payment of the obligation. Contracts are typically written with original terms from 3 to 60 months and for 1995 had an average original term of 25 months.

At December 31, 1995, the average portfolio yield written by loan type was as follows:

                                            Average Yield

     Real Estate Secured Loans                      14.0%
     Other Direct Loans                             25.4%
     Retail Instalment Sales Contracts              18.8%

Portfolio Composition

The following table provides an analysis by type of the Company's notes and contracts receivable (net of unearned finance charges and deferred loan fees) at the dates shown:

                                                  December 31,
(Dollars in thousands)                    1995         1994          1993

Notes and Contracts Receivable     $ 1,681,855  $ 1,581,225   $ 1,492,232
Type as a percent of
 Total Receivables
  Real Estate Secured Loans               27.9%        27.0%         27.3%
  Other Direct Loans                      53.5         54.3          53.4
  Retail Instalment Sales Contracts       18.6         18.7          19.3
                                         100.0%       100.0%        100.0%

Notes and contracts written including balances renewed, but excluding bulk purchases, for the years ended December 31, 1995, 1994 and 1993 totaled $1.81 billion, $1.75 billion and $1.60 billion, respectively.

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

The following table sets forth the credit loss experience for the past three years and the allowance for doubtful accounts at the end of each year:

                                                  Year Ended December 31,
(Dollars in thousands)                      1995         1994           1993

Allowance for Doubtful Accounts
 at End of Year                         $ 44,122     $ 41,311       $ 39,094
Percent of Year-End Net Receivables          2.6%         2.6%           2.6%

Provision for Credit Losses               46,902       38,334         35,131

Amounts Charged-Off Net of Recoveries:
 Amount                                   45,401       37,137         33,570
 Percent of Average Net Receivables(1)       2.9%         2.5%           2.4%

(1) Average of notes and contracts receivable (net of unearned finance charges) at each month end during the period.

Accounts past due 60 days and over, based on contract payments, were as follows as of the end of each of the past three years:

                                                  December 31,
(Dollars in thousands)                     1995       1994        1993

Amount                                 $ 37,614   $ 32,712    $ 31,883
Percent of Year-End Gross Receivables       1.9%       1.7%        1.8%

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

The table below sets forth certain percentages relative to the spread between interest the Company received on the loan portfolio and interest expense for each of the last three years:

                                             Year Ended December 31,
                                       1995         1994           1993

Ratio to Average Net Receivables:
 Interest and Fee Income               19.8%        20.0%          21.0%
 Interest and Debt Expense              5.8          5.8            6.2

Gross Spread                           14.0%        14.2%          14.8%

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

Ratio of Earnings to Fixed Charges

The Company's ratio of earnings to fixed charges, which represents the number of times fixed charges were covered by earnings, was 1.99 in 1995, 2.02 in 1994, 1.89 in 1993, 1.83 in 1992 and 1.77 in 1991. For purposes of computing this ratio, earnings consist of income from operations before income taxes and, in 1992, before the cumulative effect of a change in accounting method, plus fixed charges. Fixed charges consist of interest and debt expense and an appropriate portion of rentals.

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

The Company has been named as a defendant in a number of class action suits, in which various industry-wide practices arising from routine business activities are being challenged and various damages are being sought. The Company believes that its practices are permissible under state and federal laws and will defend these suits accordingly. At this time, the Company is unable to determine the probability of any adverse outcome or the effect, if any, of such an outcome on the Company.

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

Payment of dividends is within the discretion of the Company's Board of Directors; however, it is projected that the Company will pay quarterly dividends in 1996 at the approximate levels paid in prior years. Provisions of certain of the Company's debt agreements restrict the payment of dividends to a maximum prescribed proportion of cumulative earnings and contributed capital and otherwise provide for the maintenance of minimum levels of equity and maximum leverage ratios. The Company declared and paid dividends on a quarterly basis, totaling $22.5 million during 1995 and $25 million during 1994.

Item 7. Management's Analysis of the Results of Operations for the Year Ended December 31, 1995

The Company's average net finance receivables grew $74.5 million, or 5.0%, in 1995, while, as a reflection of interest rate and competitive pressures, the overall portfolio yield decreased .24% as compared to the prior year. As a result, loan interest and fee income increased $11.1 million, or 3.7%, for the year ended December 31, 1995, as compared to the prior year. Income from investment securities increased $1.7 million, or 28.7%, with both the total invested balances and the yield thereon increasing over the prior year. As a result, total interest income increased by $12.8 million, or 4.2%, over the prior year. On the other hand, average debt outstanding increased $53 million or 4.5%, and the weighted average interest rate on such debt increased by 2 basis points, resulting in an increase in interest and debt expense of $4.2 million, or 4.8%, for the year ended December 31, 1995, as compared to 1994. These factors resulted in an increase in net interest income before provision for credit losses of $8.6 million, or 4.0%.

In July, 1995, the Company issued $100 million of 6.30% senior notes maturing in 2000. The proceeds were used to reduce outstanding commercial paper.

The provision for credit losses for the year ended December 31, 1995 was 2.97% as an annualized percentage of average net finance receivables for that period, as compared to 2.55% for 1994. The increase in provision rate reflects management's assessment of the quality of the Company's receivables portfolio at this time.

Income from insurance operations increased $1.3 million, or 5.9%, in 1995 as compared to 1994, paralleling the growth in net finance receivables. However, 1994 included other income of $1.2 million from a sale of a nonexclusive right to the Company s proprietary computer software; therefore, net insurance operations and other income increased $533 thousand, or 1.9%, over the prior period.

Personnel expenses were $423 thousand, or 0.7%, lower in 1995 as compared to 1994, because, while 1995 includes normal compensation increases, 1994 reflected various one-time charges related to the relocation of the Company s headquarters.

Productivity, defined as the ratio of operating and administrative expenses (before deferral of direct loan costs) to average outstanding finance receivables, improved to 8.1% in 1995 as compared to 8.5% in 1994. Contributing to this improvement is the fact that 1994 included $1.4 million in amortization of the cost of the Company s proprietary computer software, which became fully amortized in 1994.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholder of Aristar, Inc.

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations and retained earnings and of cash flows present fairly, in all material respects, the financial position of Aristar, Inc. and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







PRICE WATERHOUSE LLP
Tampa, Florida
January 15, 1996

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Financial Condition

(Dollars in thousands)                December 31, 1995      December 31, 1994

ASSETS
Finance receivables, net                     $1,637,733             $1,539,914
Investment securities                           120,952                106,600
Cash and cash equivalents                         7,142                  9,668
Property and equipment, less accumulated
 depreciation and amortization: 1995,
 $19,249; 1994, $21,684                          11,192                 13,327
Deferred charges                                 11,570                 12,605
Excess of cost over equity of
 companies acquired, less accumulated
 amortization: 1995, $45,028; 1994, $38,021      61,983                 68,990
Other assets                                     11,350                 19,832

   TOTAL ASSETS                              $1,861,922             $1,770,936

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities
Short-term debt                              $  312,876             $  179,085
Long-term debt                                1,003,809              1,092,545
   Total debt                                 1,316,685              1,271,630
Accounts payable and other liabilities           42,189                 45,636
Federal and state income taxes                    8,883                    421
Insurance claims and benefits reserves            7,900                  7,792
Unearned insurance premiums and
 commissions                                     56,604                 53,890
   Total liabilities                          1,432,261              1,379,369

Commitments and contingencies
 (Notes 10 and 11)

Stockholder's equity
Common stock: $1.00 par value;
 10,000 shares authorized: 1,000
 shares issued and outstanding                        1                      1
Paid-in capital                                  44,894                 44,894
Retained earnings                               384,227                350,266
Net unrealized holding gain (loss) on
 investment securities                              539                 (3,594)
    Total stockholder's equity                  429,661                391,567

   TOTAL LIABILITIES AND
     STOCKHOLDER'S EQUITY                    $1,861,922             $1,770,936

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Operations and Retained Earnings

                                                   Year Ended December 31,
(Dollars in thousands)                        1995         1994          1993

Loan interest and fee income             $ 312,066    $ 300,969     $ 294,474
Investment securities income                 7,744        6,018         5,854
    Total interest income                  319,810      306,987       300,328

Interest and debt expense                   91,257       87,074        86,385

Net interest income before
    provision for credit losses            228,553      219,913       213,943

Provision for credit losses                 46,902       38,334        35,131

    Net interest income                    181,651      181,579       178,812

Other operating income
    Net insurance operations
     and other income                       29,212       28,679        25,816

Other expenses
    Personnel expenses                      60,930       61,353        63,882
    Occupancy expense                        9,013        8,504         9,075
    Advertising expense                      5,208        5,240         5,027
    Amortization of excess cost over
     equity of companies acquired            7,007        7,007         7,007
    Other operating expenses                35,571       36,562        39,954
                                           117,729      118,666       124,945

Income before income taxes                  93,134       91,592        79,683

Provision for federal and state income
 taxes                                      36,673        33,395       28,560

Net Income                                  56,461        58,197       51,123

Retained earnings
    Beginning of year                      350,266       317,069      286,446
    Dividends                              (22,500)      (25,000)     (20,500)
    End of year                          $ 384,227     $ 350,266    $ 317,069

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Cash Flows

                                                     Year Ended December 31,
(Dollars in thousands)                           1995          1994         1993

Cash flows from operating activities
 Net income                                 $  56,461     $  58,197    $  51,123
 Adjustments to reconcile net income to net
   cash provided by operating activities
   Provision for credit losses                 46,902        38,334       35,131
   Depreciation and amortization               13,012        15,350       14,714
   Deferred income taxes                          (53)          600      (14,900)
   Increase (decrease) in
    Accounts payable and other liabilities     (3,447)      (26,605)       8,970
    Unearned insurance premiums and commissions
     and insurance claims and benefits reserves 2,822         3,152        3,012
       Currently payable income taxes           6,228        (6,744)      (7,212)
   (Increase) decrease in other assets          8,482        (8,705)       2,860

    Net cash provided by operating activities 130,407        73,579       93,698

Cash flows from investing activities
 Securities purchased                         (43,989)      (43,252)     (51,257)
 Securities matured                            36,134        23,278       51,153
 Loans originated or purchased             (1,190,878)   (1,166,986)  (1,039,439)
 Loans repaid or sold                       1,045,156     1,040,918      927,335
 Capital expenditures, net                       (394)       (4,039)      (5,967)

   Net cash used in investing activities     (153,971)     (150,081)    (118,175)

Cash flows from financing activities
     Net change in commercial paper and other
  short-term borrowings                       133,791      (100,522)      76,515
 Proceeds from issuance of long-term debt      99,909       249,625      149,769
 Long-term debt issue costs                    (1,162)       (1,657)      (1,095)
 Repayments of long-term debt                (189,000)      (50,000)    (175,000)
 Dividends paid                               (22,500)      (25,000)     (20,500)
  Net cash provided by financing activities    21,038        72,446       29,689

Net increase (decrease) in cash
  and cash equivalents                         (2,526)       (4,056)       5,212

Cash and cash equivalents
 Beginning of year                              9,668        13,724        8,512
 End of year                                $   7,142     $   9,668    $  13,724

Supplemental disclosures of cash flow
 information
  Interest paid                             $  90,387     $  88,612    $  88,251
  Intercompany payments in lieu of
   federal and state income taxes              27,929        40,734       53,473

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Notes to Consolidated Financial Statements


Note 1     Ownership and Operations

Aristar, Inc. is an indirect, wholly-owned subsidiary of Great Western Financial Corporation ( GWFC ). Aristar, Inc. and its subsidiaries, all of which are wholly-owned, are referred to hereinafter as the Company.

The Company is engaged primarily in the consumer finance business and its operations consist principally of a network of 476 consumer finance offices located in 22 states, primarily in the Southeastern United States, which generally operate under the names Blazer Financial Services and City Finance Company. The Company makes direct consumer instalment loans and purchases retail instalment contracts from local retail establishments. Theses consumer credit transactions are primarily for personal, family or household purposes.

Note 2 Summary of Significant Accounting Policies

Principles of Consolidation.   The consolidated financial statements include
the accounts of Aristar, Inc. and its subsidiaries, all of which are wholly-owned, after elimination of all material intercompany balances and transactions. Certain amounts in prior years have been reclassified to conform to the current year's presentation.

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Losses on loans are charged to the allowance for credit losses based upon the number of days delinquent or when collectibility becomes questionable and the underlying collateral, if any, is considered insufficient to liquidate the loan balance (see Note 3). Recoveries on previously written-off loans are credited to the allowance.

Investment Securities.   Debt and equity securities are classified as
available for sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as a separate component of stockholder's equity. Gains and losses on investment securities are recorded when realized on a specific identity basis. Investment security transactions are recorded using trade date accounting.

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

Fair Value Disclosures.   Quoted market prices are used, where available, to
estimate the fair value of the Company s financial instruments. Because no quoted market prices exist for a significant portion of the Company's financial instruments, fair value is estimated using comparable market prices for similar instruments or using management's estimates of appropriate discount rates and cash flows for the underlying asset or liability. A change in management's assumptions could significantly affect these estimates; accordingly, the Company's fair value estimates are not necessarily indicative of the value which would be realized upon disposition of the financial instruments.

Note 3    Finance Receivables

Finance receivables at December 31, 1995 and 1994 are summarized as follows:

(Dollars in thousands)                           1995           1994
Consumer finance receivables
 Real estate secured loans                 $  567,377     $  518,757
 Other consumer finance instalment loans    1,097,334      1,055,723
 Retail instalment contracts                  343,902        331,424

   Gross consumer finance receivables       2,008,613      1,905,904
Less:  Unearned finance charges and
        deferred loan fees                   (326,758)      (324,679)
       Allowance for credit losses            (44,122)       (41,311)
Net consumer finance receivables           $1,637,733     $1,539,914

The amount of gross nonaccruing receivables included above was approximately $21.9 million and $19.8 million at December 31, 1995 and 1994, respectively.

Contractual maturities, net of unearned finance charges and deferred loan fees, at December 31, 1995 are as follows:

                                              Over 1
                                                 But
                                    Within    Within        Over
                                    1 year   5 years     5 years        Total

(Dollars in thousands)

Real estate secured loans         $ 55,014  $176,460    $238,024   $  469,498
Other consumer finance
 instalment loans                  352,323   547,708         278      900,309
Retail instalment contracts        121,190   190,454         404      312,048
                                  $528,527  $914,622    $238,706   $1,681,855

Consumer finance receivables have maximum terms of 180 months, while retail contracts have maximum terms of 60 months. The weighted average contractual term of all loans and contracts written during the years ended December 31, 1995 and 1994 was 44 months and 41 months, respectively. Experience has shown that a substantial portion of the receivables will be renewed or repaid prior to contractual maturity. Therefore, the tabulation of contractual payments should not be regarded as a forecast of future cash collections. During the years ended December 31, 1995 and 1994, the ratio of principal cash collections to average net consumer finance receivables outstanding was 66% and 69%, respectively. The majority of loans provide for a fixed rate of interest over the contractual life of the loan.

The approximate fair value of the Company's net finance receivables as of December 31, 1995 and 1994 follows:

(Dollars in thousands)                  1995                       1994
                                           Approximate                Approximate
                              Net Book        Fair         Net Book      Fair
                               Value         Value          Value       Value

Real estate secured loans   $  469,498      $  469,885   $  426,234   $  417,456
Other consumer finance
 instalment loans              900,309         895,181      858,981      855,318
Retail instalment contracts    312,048         312,048      296,010      296,010
                            $1,681,855      $1,677,114   $1,581,225   $1,568,784


The approximate fair value of finance receivables is estimated by discounting the future cash flows using current rates at which similar loans would be made with similar maturities to borrowers with similar credit ratings. The current rates for finance receivables approximate the weighted average rates of the portfolio at December 31, 1995 and 1994; therefore, there is no significant difference between the estimated fair value of the loan portfolio and its net book value. The fair value is not adjusted for the value of potential loan renewals from existing borrowers.

Because the Company primarily lends to consumers, it did not have receivables from any industry group that comprised 10 percent or more of total consumer finance receivables at December 31, 1995.

Activity in the Company's allowance for credit losses is as follows:

                                              Year Ended December 31,

(Dollars in thousands)                   1995          1994          1993
Balance, January 1                   $ 41,311      $ 39,094      $ 36,046
Provision for credit losses            46,902        38,334        35,131
Amounts charged off                   (60,822)      (52,197)      (48,635)
Recoveries                             15,421        15,060        15,065
Allowances on notes purchased           1,310         1,020         1,487
Balance, December 31                 $ 44,122      $ 41,311      $ 39,094

Note 4   Investment Securities

Investment securities as of December 31, 1995 and 1994 are as follows:

(Dollars in thousands)                           December 31, 1995

                                                                      Approximate
                            Original  Amortized   Gross Unrealized       Fair
                              Cost      Cost      Gains     Losses       Value

Government obligations      $ 14,481   $ 14,484  $   33    $   146     $ 14,371
Corporate obligations         93,742     93,353     984         24       94,313
Certificates of deposit
 and other                    12,462     12,223     163        118       12,268
                            $120,685   $120,060  $1,180    $   288     $120,952


(Dollars in thousands)                            December 31, 1994

                                                                      Approximate
                            Original  Amortized   Gross Unrealized       Fair
                              Cost      Cost       Gains    Losses       Value

Government obligations      $ 18,357   $ 18,352   $    2   $ 1,487     $ 16,867
Corporate obligations         89,763     89,237      107     4,023       85,321
Certificates of deposit
 and other                     4,525      4,540       37       165        4,412
                            $112,645   $112,129   $  146   $ 5,675     $106,600

There were no significant realized gains or losses during 1995 or 1994.

The following table presents the maturity of the investment securities at December 31, 1995:

(Dollars in thousands)
                                                         Approximate
                                        Amortized            Fair
                                          Cost              Value
Due in one year or less                 $  24,289          $  24,275
Due after one year through five years      66,631             66,934
Due after five years through ten years     24,313             24,929
Due after ten years                         4,827              4,814
                                        $ 120,060          $ 120,952


Note 5    Deferred Charges

Deferred charges, net of amortization, as of December 31, 1995 and 1994 are as follows:

(Dollars in thousands)                      1995              1994

Long-term debt issuance costs           $  3,712          $  3,838
Premiums on purchased accounts             7,858             8,767
                                        $ 11,570          $ 12,605

Amortization of deferred charges for each of the last three years is as follows:

(Dollars in thousands)                    1995      1994       1993

Long-term debt issuance costs          $ 1,287   $ 1,268    $ 1,581
Premiums on purchased accounts           3,128     3,385      3,667
System development costs                           1,378      2,052

Note 6    Short-term Debt

Short-term debt at December 31, 1995 and 1994 consisted of commercial paper notes. Such debt outstanding at December 31, 1995 had been issued in the minimum amount of $405,000 and with a maximum original term of 90 days.

The book value of short-term debt at December 31, 1995 approximates its estimated fair value.

Additional information concerning total short-term borrowings is as follows:

                                             Year Ended December 31,
(Dollars in thousands)                     1995         1994         1993
Outstanding during the year
 Maximum amount at any month end      $ 312,876    $ 287,793    $ 279,607
 Average amount                         210,684      235,682      170,852
 Weighted average interest rate             6.0%         4.2%         3.6%

Balance at end of year
 Amount                               $ 312,876    $ 179,085    $ 279,607
 Weighted average interest rate             5.9%         6.0%         3.8%

Weighted average interest rates include the effect of commitment fees.

Short-term notes totaling $75 million and $74 million were issued in December, 1995 and 1994, respectively. The proceeds of these notes were used to purchase investment securities and were repaid through liquidation of these securities in the month following issuance. This short-term debt has been reflected net of the securities balances in the accompanying Consolidated Statements of Financial Condition.

In 1994, the Company entered into a $450 million revolving credit agreement with several domestic and foreign banks. The agreement, which replaced previous revolving credit agreements of $120 million and $200 million, has a four-year term with repayment in full of any balance outstanding in October, 1998. This revolving credit agreement has restrictive covenants as described further in Note 7.

There were no borrowings under any revolving credit agreements in 1995 or 1994.

Note 7    Long-term Debt

Long-term debt at December 31, 1995 and 1994 was comprised of the following:

(Dollars in thousands)                            1995         1994

Senior Debentures and Notes
  9.47%, due April 6, 1995                               $   50,000
  8.55%, due June 1, 1995                                   100,000
  9.5%, due July 30, 1995                                    21,000
  6.25%, due July 15, 1996                  $   99,995       99,986
  7.375%, due February 15, 1997                 99,974       99,953
  8.125%, due December 1, 1997                  99,812       99,722
  5.75%, due July 15, 1998                     149,875      149,830
  7.875%, due February 15, 1999                 99,864       99,827
  6.3%, due July 15, 2000                       99,913
  7.75%, due June 15, 2001                     149,917      149,905
  Medium Term Notes, Series C, due through
   1996, at interest rates of 8.75% to 8.90%     5,000       10,000
  Medium Term Notes, Series D, due through
   1995, at interest rate of 9.72%                           13,000

   Total Senior Debt                           804,350      893,223

Senior Subordinated Notes and Debentures
  8.875%, due August 15, 1998                   99,920       99,894
  7.5%, due July 1, 1999                        99,539       99,428

    Total Senior Subordinated Debt             199,459      199,322

    Total Long-term Debt                    $1,003,809   $1,092,545

Aggregate maturities at December 31, 1995 are as follows:

(Dollars in thousands)
                                                  Senior
                              Senior           Subordinated
                               Debt               Notes           Total
1996                       $  104,995                          $  104,995
1997                          199,786                             199,786
1998                          149,875         $   99,920          249,795
1999                           99,864             99,539          199,403
2000                           99,913                              99,913
Thereafter                    149,917                             149,917
                           $  804,350         $  199,459       $1,003,809

The approximate fair value of the Company's long-term debt as of December 31, 1995 and 1994 is as follows:

(Dollars in thousands)

                                     1995                      1994
                             Book      Approximate      Book      Approximate
                             Value     Fair Value       Value     Fair Value
Senior debt              $  804,350   $  834,130    $  893,223    $  869,781
Senior subordinated
      notes                 199,459      213,600       199,322       196,035
                         $1,003,809   $1,047,730    $1,092,545    $1,065,816

Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the approximate fair value of existing debt.

The Company issued in July, 1994, $150 million of 7.75% senior notes maturing June 15, 2001; and in December, 1994, $100 million of 8.125% senior notes maturing December 1, 1997. In March, 1995, the Company filed a $600 million shelf registration statement. Under this registration statement, the Company issued in July, 1995, $100 million of 6.3% senior notes maturing July 15, 2000. The proceeds of each of these issues were used principally to reduce outstanding commercial paper.

Provisions of certain of the Company's long and short-term debt agreements restrict the payment of dividends to a maximum prescribed proportion of cumulative earnings and contributed capital and provide for the maintenance of minimum levels of equity and maximum leverage ratios. At December 31, 1995, approximately $101 million was available under the debt agreement restriction for future dividends.

Note 8    Income Taxes

The components of income tax expense are as follows:

                                                 Year Ended December 31,

(Dollars in thousands)                        1995        1994       1993

Currently payable
   Federal                                $ 30,995    $ 27,562   $ 37,270
   State                                     5,731       5,233      6,190
Deferred                                       (53)        600    (14,900)
                                          $ 36,673    $ 33,395   $ 28,560

Deferred taxes result from temporary differences in the recognition of certain items for tax and financial reporting purposes. Deferred tax liabilities (assets) are comprised of the following:

                                              December 31,
(Dollars in thousands)                       1995        1994

Amortization of intangibles              $ 17,837    $ 19,649
Employee benefits accruals                  1,599       1,613
Depreciation                                  678       1,175
Loan interest and fee income                3,087         272
Other deferred income items                   399          91

Total deferred tax liabilities             23,600      22,800

Credit loss reserves                      (14,080)    (12,852)
Unearned insurance commissions             (2,980)     (2,833)
Other miscellaneous accruals               (2,415)     (2,392)
State taxes                                (3,162)     (4,898)
Other deferred deduction items             (2,863)     (3,960)

Total deferred tax assets                 (25,500)    (26,935)

Net deferred tax asset                   $ (1,900)   $ (4,135)


The provisions for income taxes differ from the amounts determined by multiplying pretax income by the statutory Federal income tax rate of 35% for 1995, 1994 and 1993. A reconciliation between these amounts is as follows:

                                         Year Ended December 31,

(Dollars in thousands)                  1995       1994       1993

Income taxes at statutory rates     $ 32,597   $ 32,057   $ 27,889
Increase (reduction) in taxes
 resulting from:
 State income taxes, net of
  Federal benefit                      3,725      3,467      3,024
 Other                                   351     (2,129)    (2,353)
                                    $ 36,673   $ 33,395   $ 28,560

Note 9 Retirement and Savings Plans

GWFC's non-contributory defined benefit pension plan covers substantially all of the Company's employees. Accumulated plan benefits and annual pension cost are derived from an allocation formula based on the Company's total participants and the Plan's total participants.

Pension cost for the Company's participants for the years ended December 31, 1995, 1994, and 1993 was $1,455,000, $1,717,000 and $1,492,000, respectively.
Due to the Company's participation in a multi-employer defined benefit plan, information as to separate Company participant assets and vested benefits is not presented.

The Company's employees also participate in GWFC's employee savings plan, which allows employees to defer part of their pretax compensation until retirement. Company contributions equal 50% of the contributions made by employees up to 6% plus annual discretionary amounts, if any, as determined by management. The Company's cost is based on the actual contribution related to its participating employees. Total expense was $1,112,000, $1,277,000 and $1,342,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

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

The net postretirement medical and life insurance expense allocated to the Company for the years ended December 31, 1995, 1994 and 1993 were $495,000, $737,000 and $1,300,000, respectively.

Note 10    Leases

At December 31, 1995, the Company was lessee of office space, principally for loan offices, computer and other office equipment and automobiles, generally for terms of five or fewer years. The lease for the Company's former headquarters was terminated in the first quarter of 1994 due to the purchase of its new headquarters in Tampa, Florida.

The Company has no material capital leases. Under operating leases that have initial or remaining noncancelable lease terms in excess of one year, approximate aggregate annual minimum rentals are $6,600,000 in 1996; $5,200,000 in 1997; $2,600,000 in 1998; $1,400,000 in 1999; and $600,000 in
2000. Rent expense for the years ended December 31, 1995, 1994 and 1993 was $8,713,000, $7,687,000, and $8,560,000, respectively.

Note 11    Contingencies

The Company is routinely involved in litigation incidental to its businesses. It is management's opinion that the aggregate liability arising from the disposition of all such pending litigation will not have a material adverse effect on the Company.

Note 12    Transactions with Related Parties

Significant transactions with GWFC or its subsidiaries are identified as follows:

* The Company provides supervisory and administrative services to affiliates engaged in industrial banking and other consumer finance activities at no cost to such affiliates. The Company also provides data processing services to such affiliates, and revenue from these services totaled approximately $572,000 in 1995, $757,000 in 1994, and $768,000 in 1993. From time to time, the Company advances funds to these operations. At December 31, 1995 and 1994, there were outstanding advances of $1,426,000 and $7,981,000, respectively.

* A subsidiary of GWFC provides the Company with certain administrative services, including human resources and cash management. The Company paid this affiliate management fees of $1,358,000 in 1995, $1,365,000 in 1994, and $1,239,000 in 1993.

* The Company makes payments to GWFC in accordance with GWFC's tax allocation policy and in connection with the retirement and savings plans.

Note 13   Approximate Fair Values of Financial Instruments

A summary of the approximate fair values of the Company's financial instruments, as compared to their carrying values, is set forth in the following table:

(Dollars in thousands)

                                    December 31, 1995            December 31, 1994
                                 Carrying     Approximate      Carrying    Approximate
                                   Value      Fair Value         Value     Fair Value
Finance receivables     Note 3  $1,681,855    $1,677,114      $1,581,225   $1,568,784
Investment securities   Note 4     120,952       120,952         106,600      106,600
Short-term debt         Note 6     312,876       312,876         179,085      179,085
Long-term debt          Note 7   1,003,809     1,047,730       1,092,545    1,065,816

See the referenced Notes for additional information.


Note 14   Selected Quarterly Financial Data (Unaudited)

A summary of the quarterly results of operations for the years ended December 31, 1995 and 1994 is set forth below:

                                                   Quarter Ended
                           March 31,          June 30,          September 30,      December 31,
(Dollars in thousands)   1995     1994      1995    1994         1995    1994      1995     1994
Revenue               $85,815  $83,032   $86,048 $82,062      $86,719 $83,400   $90,440  $87,172

Interest and other
expenses               54,227   51,868    53,211  51,775       51,378  51,853    50,170   50,244

Provision for credit
 losses                 9,892    8,552     9,938   7,621       10,805   9,513    16,267   12,648

Total expenses         64,119   60,420    63,149  59,396       62,183  61,366    66,437   62,892

Income before taxes    21,696   22,612    22,899  22,666       24,536  22,034    24,003   24,280

Income tax provision    8,542    8,143     9,116   8,183        9,686   7,695     9,329    9,374

Net income            $13,154  $14,469   $13,783 $14,483      $14,850 $14,339   $14,674  $14,906

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.

           None.

                                  PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  Index of Documents filed as a part of this Report:

   1.  Financial Statements

     Included in Part II of this Report:
                                                                 PAGE

     Report of Independent Certified Public Accountants. . . . . .10

     Aristar, Inc. and Subsidiaries:
      Consolidated Statements of Financial Condition
      at December 31, 1995 and 1994. . . . . . . . . . . . . . . .11
      Consolidated Statements of Operations and Retained Earnings
      for the Years Ended December 31, 1995, 1994 and 1993 . . . .12
      Consolidated Statements of Cash Flows
      for the Years Ended December 31, 1995, 1994 and 1993 . . . .13
      Notes to Consolidated Financial Statements . . . . . . . . .14

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

        (c)  Indenture dated as of August 15, 1988 between Aristar, Inc.
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
        (g) Indenture dated as of July 1, 1992 between Aristar, Inc. and Citibank, N.A., as trustee. (5)
        (h) Indenture dated as of July 1, 1995 between Aristar, Inc. and The Bank of New York, as trustee. (6)
        (i) The registrant hereby agrees to furnish the Securities and Exchange Commission upon request with copies of all instruments defining rights of holders of long-term debt of Aristar and its consolidated subsidiaries.

    (10) Income Tax Allocation Agreement dated as of December 15,1995 between Aristar, Inc. and Great Western Financial Corporation.

    (12)  Statement Re: Computation of Ratios.

    (23)  Consent of Independent Certified Public Accountants.

    (24)  Power of Attorney included on Page 31 of the Form 10-K.

    (27)  Financial Data Schedule.

        (1) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987, Commission file number 1-3521.
        (2) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, Commission file number 1-3521.
        (3) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988, Commission file number 1-3521.
        (4) Incorporated by reference to Registrant's Current Report on Form 8-K dated May 29, 1991, Commission file number 1-3521.
        (5) Incorporated by reference to Registrant's Current Report on Form 8-K dated June 24, 1992, Commission file number 1-3521.
        (6) Incorporated by reference to Registrant s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, Commission file number 1-3521.

    (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARISTAR, INC.

By  /s/ James A. Bare                                  March 26, 1996
James A. Bare, Executive Vice President                Date
and Chief Financial Officer (and Principal
Accounting Officer)

                             POWER OF ATTORNEY

Each person whose signature appears below hereby authorizes James A. Bare as attorney-in-fact to sign on his behalf as an individual and in every capacity stated below, and to file all amendments to the registrant's Form 10-K, and the registrant hereby confers like authority to sign and file in its behalf.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 1996.

/s/ Michael M. Pappas
Michael M. Pappas, President and Director
(Principal Executive Officer)


/s/ James A. Bare
James A. Bare, Director


/s/ Carl F. Geuther
Carl F. Geuther, Director


/s/ J. Lance Erikson
J. Lance Erikson, Director