Form 10-Q
period 1996-03-31
ARISTAR INC
filed 1996-05-15
CIK 7214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 1996
                                    OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

           Yes   X                       No


                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     As of April 30, 1996, there were 1,000 shares of Common Stock outstanding.

Registrant meets the conditions set forth in General Instruction (H)(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

ARISTAR, INC. AND SUBSIDIARIES

FORM 10-Q


INDEX

Part I.   Financial Information:

  Item 1.  Financial Statements

   Consolidated Statements of Financial Condition -
     March 31, 1996, December 31, 1995 and
     March 31, 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . 3

   Consolidated Statements of Operations and Retained Earnings -
     Three Months Ended March 31, 1996 and 1995. . . . . . . . . . . . . 4

   Consolidated Statements of Cash Flows -
   Three Months Ended March 31, 1996 and 1995. . . . . . . . . . . . . . 5

   Notes to Consolidated Financial Statements. . . . . . . . . . . . 6 - 7

  Item 2.  Management's Analysis of the
   Results of Operations for the Three Months
   Ended March 31, 1996. . . . . . . . . . . . . . . . . . . . . . . . . 8

Part II.  Other Information:

  Item 5. Other Information. . . . . . . . . . . . . . . . . . . . .9 - 10

  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . 10 - 11


  SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12


Item 1.   Financial Statements

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Financial Condition
(Unaudited)

                                    March 31,      December 31,      March 31,
(Dollars in thousands)                  1996              1995           1995

ASSETS
Finance receivables, net         $ 1,580,820       $ 1,637,733    $ 1,500,775
Investment securities                117,050           120,952        109,050
Cash and cash equivalents             12,161             7,142          7,664
Property and equipment, less
 accumulated depreciation and
 amortization:  1996, $19,649;
 1995, $19,249 and $20,919            10,805            11,192         12,753
Deferred charges                      10,512            11,570         12,035
Excess of cost over equity of
 companies acquired, less
 accumulated amortization:
 1996, $46,780; 1995, $45,028
 and $39,773                          60,232            61,983         67,238
Other assets                          12,225            11,350         10,017
 TOTAL ASSETS                    $ 1,803,805       $ 1,861,922    $ 1,719,532

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Short-term debt                  $   261,329       $   312,876    $   121,082
Long-term debt                     1,003,906         1,003,809      1,092,630
     Total debt                    1,265,235         1,316,685      1,213,712
Accounts payable and other
 liabilities                          28,641            42,189         36,291
Federal and state income taxes        10,561             8,883          7,639
Insurance claims and benefits
 reserves                              7,520             7,900          7,814
Unearned insurance premiums and
  commissions                         59,443            56,604         55,450
     Total liabilities             1,371,400         1,432,261      1,320,906

Stockholder's equity
Common stock: $1.00 par value;
  10,000 shares authorized; 1,000
  shares issued and outstanding            1                 1              1
Paid-in capital                       44,894            44,894         44,894
Retained earnings                    387,301           384,227        355,920
Net unrealized holding gain (loss) on
  investment securities                  209               539         (2,189)
     Total stockholder's equity      432,405           429,661        398,626

 TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY           $ 1,803,805       $ 1,861,922    $ 1,719,532

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Operations and Retained Earnings
(Unaudited)

                                                      For the Three
                                                 Months Ended March 31,
(Dollars in thousands)                            1996            1995

Loan interest and fee income                $   80,391      $   76,984
Investment securities income                     1,832           1,747

 Total interest income                          82,223          78,731

Interest and debt expense                       22,881          23,758

Net interest income before
 provision for credit losses                    59,342          54,973

Provision for credit losses                     13,540           9,892

 Net interest income                            45,802          45,081

Other operating income
 Net insurance operations
  and other income                               6,560           7,084

Other expenses
 Personnel costs                                17,390          16,260
 Occupancy expense                               2,203           2,249
 Advertising expense                             1,079             943
 Amortization of excess cost over
  equity of companies acquired                   1,752           1,752
 Other operating expenses                        9,992           9,265
                                                32,416          30,469

Income before income taxes                      19,946          21,696

Provision for federal and state income taxes     7,822           8,542

Net income                                      12,124          13,154

Retained Earnings
  Beginning of period                          384,227         350,266
  Dividends paid                                (9,050)         (7,500)
  End of period                              $ 387,301       $ 355,920


See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                                     For the Three
                                                Months Ended March 31,

(Dollars in thousands)                            1996           1995

Cash flows from operating activities
 Net income                                  $  12,124      $  13,154
 Adjustments to reconcile net income to net
  cash provided by operating activities
   Provision for credit losses                  13,540          9,892
   Depreciation and amortization                 3,197          3,389
   Deferred income taxes                           188           (503)
   Increase (decrease) in
    Accounts payable and other liabilities     (13,548)        (9,209)
    Unearned insurance premiums and commissions
     and insurance claims and benefits reserves  2,459          1,582
    Currently payable income taxes               1,678          7,218
   Decrease (increase) in other assets            (875)         9,679

 Net cash provided by operating activities      18,763         35,202

Cash flows from investing activities
 Investment securities purchased               (10,030)        (6,690)
 Investment securities matured                  13,441          6,076
 Finance receivables originated or purchased  (233,348)      (237,658)
 Finance receivables repaid or sold            276,888        266,982
 Net change in property and equipment              (98)          (178)

 Net cash provided by investing activities      46,853         28,532

Cash flows from financing activities
 Net change in short-term debt                 (51,547)       (58,003)
 Dividends paid                                 (9,050)        (7,500)
 Other, net                                                      (235)

 Net cash used in financing activities         (60,597)       (65,738)

Net increase (decrease) in cash and cash
 equivalents                                     5,019         (2,004)

Cash and cash equivalents
 Beginning of period                             7,142          9,668

 End of period                               $  12,161      $   7,664

Supplemental disclosures of cash flow
 information
  Interest paid                              $  30,913      $  27,783
 Net intercompany payments (refunds)
  in lieu of federal
  and state income taxes                         6,144         (1,112)

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited consolidated financial statements of Aristar, Inc. and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

ARISTAR, INC. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 3 Finance Receivables

Finance receivables consist of the following:

                                     March 31,    December 31,   March 31,
(Dollars in thousands)                   1996            1995        1995

Consumer finance receivables
 Real estate secured loans         $  580,008      $  567,377  $  524,550
    Other instalment loans          1,017,764       1,097,334   1,018,983
    Retail instalment contracts       334,937         343,902     309,404
    Gross finance receivables       1,932,709       2,008,613   1,852,937

Less: Unearned finance charges and
       deferred loan fees            (306,875)       (326,758)   (311,216)
     Allowance for credit losses      (45,014)        (44,122)    (40,946)

    Finance receivables, net       $1,580,820      $1,637,733  $1,500,775

Activity in the Company's allowance for credit losses is as follows:

                                           Three Months Ended March 31,
(Dollars in thousands)                            1996            1995

Balance, beginning of period                  $ 44,122        $ 41,311
Provision for credit losses                     13,540           9,892
Amounts charged off                            (16,992)        (14,195)
Recoveries                                       4,020           3,938
Allowances on notes purchased                      324
Balance, end of period                        $ 45,014        $ 40,946

Note 4 Long-term Debt

Long-term debt at March 31, 1996 was comprised of:

(Dollars in thousands)

Senior Notes and Debentures      $  804,411
Senior Subordinated Notes
 and Debentures                     199,495
                                 $1,003,906

Item 2. MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996

The Company's average net finance receivables outstanding were $94.3 million, or 6.05%, greater in the first quarter of 1996 as compared to the same period of 1995, while, as a reflection of interest rate and competitive pressures, the overall portfolio yield decreased .30%. As a result, loan interest and fee income increased $3.4 million, or 4.4%, for the quarter ended March 31, 1996, over the quarter ended March 31, 1995. Income from investment securities increased $85 thousand, or 4.9%, over the first quarter of 1995. As a result, total interest income increased by $3.5 million, or 4.4%, over the same period of 1995. On the other hand, average debt outstanding increased $51.2 million, or 4.1%, and the weighted average interest rate on such debt decreased by 58 basis points, resulting in a decrease in interest and debt expense of $877 thousand, or 3.7%, for the quarter ended March 31, 1996, as compared to the same 1995 period. These factors resulted in an increase in net interest income before provision for credit losses of $4.4 million, or 8.0%.

The provision for credit losses for the quarter ended March 31, 1996 was 3.28% as an annualized percentage of average net finance receivables for that period, as compared to 2.54% for the first quarter of 1995. The increase in provision rate reflects management's assessment of the quality of the Company's receivables portfolio at this time including current economic trends, loan portfolio agings, historical loss experience and evaluation of collateral.

Personnel expenses were $1.1 million, or 7.0%, higher in the period ended March 31, 1996, as compared to the same 1995 period. This is primarily due to normal compensation increases.

Productivity, defined as the ratio of operating and administrative expenses (before deferral of direct loan costs) to average outstanding finance receivables, improved to 8.1% in the quarter ended March 31, 1996 as compared to 8.2% in the first quarter of 1995.

PART II.  OTHER INFORMATION

Item 5.

(a) Acquisition or Disposition of Assets

    Aristar, Inc. and its subsidiaries (the Company ) and Great Western Bank, A Federal Savings Bank (the Bank ) are wholly-owned subsidiaries of Great Western Financial Corporation ( GWFC ). In an intercompany transaction, on April 30, 1996, the Bank transferred to the Company approximately $242 million in net consumer finance receivables from customers located in California and Florida and $2 million in associated net liabilities, previously held directly by the Bank. The Company paid fair market value of approximately $250 million for the acquired receivables and net liabilities in a combination of cash of $248 million and the assumption of approximately $2 million in related deferred tax liabilities. The approximate $10 million premium paid pursuant to this intercompany transaction was accounted for as a dividend to GWFC, pursuant to generally accepted accounting principles. The Company issued commercial paper to fund the cash portion of the purchase price.

    (i) Financial statements of business acquired.

       It is impracticable to provide the required financial statements with this Report on Form 10-Q. As permitted by Item 7 (a) (4) of Form 8-K, such financial statements will be filed under cover of Form 10-Q/A as soon as practicable, but not later than 60 days after this Report on Form 10-Q must be filed.

    (ii) Pro forma financial information.

       It is impracticable to provide the required pro forma financial information with this Report on Form 10-Q. As permitted by Item 7
       (b) (2) of Form 8-K, such pro forma financial information will be filed under cover of Form 10-Q/A as soon as practicable, but not later than 60 days after this Report on Form 10-Q must be filed.

(b) Other Information

    The calculation of the Company's ratio of earnings to fixed charges as of the dates indicated is shown below:

                                 Three Months           Year       Three Months
                                        Ended          Ended              Ended
                                     March 31,   December 31,          March 31,
                                         1996           1995               1995

Income before income taxes           $ 19,946       $ 93,134           $ 21,696

Fixed charges:
  Interest and debt expense on
 all indebtedness                      22,881         91,257             23,758

     Appropriate portion of
     rentals (33%)                        754          2,875                666

Total fixed charges                    23,635         94,132             24,424

Earnings available for
 fixed charges                       $ 43,581      $ 187,266           $ 46,120

Ratio of earnings
 to fixed charges                        1.84           1.99               1.89

Item 6.                        Exhibits and Reports on Form 8-K

(a)   Exhibits

   (2) (a)      Agreement dated as of April 30, 1996,
                between Great Western Bank and First
                Community Financial Services, Inc.
       (b)      Agreement dated as of April 30, 1996,
                between Great Western Bank and Blazer
                Financial Services, Inc.
       (c)      Agreement dated as of April 30, 1996,
                between Great Western Bank and Blazer
                Financial Services, Inc. of Florida.

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

   (10)   Income Tax Allocation Agreement dated as of December
          15, 1995 between Aristar, Inc. and Great Western
          Financial Corporation.  (6)

   (27)   Financial Data Schedule.


          (1) Incorporated by reference to Registrant's
              Quarterly Report on Form 10-Q for the
              quarter ended March 31, 1993, Commission file number 1-3521.
          (2) Incorporated by reference to Registrant's
              Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1988,
              Commission file number 1-3521.
          (3) Incorporated by reference to Registrant's
              Current Report on Form 8-K dated May 29,
              1991, Commission file number 1-3521.
          (4) Incorporated by reference to Registrant's
              Current Report on Form 8-K dated June 24,
              1992, Commission file number 1-3521.
          (5) Incorporated by reference to Registrant's
              Quarterly Report on Form 10-Q for the
              quarter ended June 30, 1995, Commission
              file number 1-3521.
          (6) Incorporated by reference to Registrant's
              Annual Report on Form 10-K for the year
              ended December 31, 1995, Commission file number 1-3521.

(b)    Reports on Form 8-K

   No reports on Form 8-K were filed during the period covered by this Report.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ARISTAR, INC.

Date: May 15, 1996                 By: /s/ James A. Bare
                                       James A. Bare
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Chief Accounting Officer)