Form 10-Q/A
period 1996-03-31
ARISTAR INC
filed 1996-06-11
CIK 7214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-Q/A
                              Amendment No. 1

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

Item 5 of Part II of the Registrant s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (the Form 10-Q ) is hereby amended and restated as follows:

Item 5.

(a)  Acquisition or Disposition of Assets

     Aristar, Inc. (the Company ) and Great Western Bank, a Federal Savings Bank (the Bank ) are wholly-owned subsidiaries of Great Western Financial Corporation ( GWFC ). In an intercompany transaction, on April 30, 1996, the Bank transferred to the Company approximately $242 million in net consumer finance receivables from customers located in California and Florida and $2 million in associated net liabilities, previously held directly by the Bank. The Company paid fair market value (as determined by independent appraisal) of approximately $250 million for the acquired receivables and net liabilities in a combination of cash of $248 million and the assumption of approximately $2 million in related deferred tax liabilities. The approximate $10 million premium paid pursuant to this intercompany transaction was accounted for as a dividend to GWFC. The Company issued commercial paper to fund the cash portion of the purchase price.

     (i)  Financial statements of business acquired.

          Audited financial statements of Great Western Financial Services (the carved-out portion of the consumer finance business of Great Western Bank, a Federal Savings Bank), as follows:

               * Report of Independent Certified
                 Public Accountants.

               * Statement of Financial Condition at
                 December 31, 1995.

               * Statement of Operations and
                 Accumulated Earnings for the year
                 ended December 31, 1995.

               * Statement of Cash Flows for the year
                 ended December 31, 1995.

               * Notes to Financial Statements.

     (ii) Restated financial information.

          Audited restated consolidated financial statements of Aristar, Inc. and Subsidiaries as follows:

               * Report of Independent Certified
                 Public Accountants.

               * Consolidated Statements of Financial
                 Condition at December 31, 1995 and
                 1994.

               * Consolidated Statements of
                 Operations and Retained Earnings for
                 the years ended December 31, 1995,
                 1994 and 1993.

               * Consolidated Statements of Cash
                 Flows for the years ended December
                 31, 1995, 1994 and 1993.

               * Notes to Consolidated Financial
                 Statements.

          Unaudited restated consolidated financial statements of Aristar, Inc. and Subsidiaries as follows:

               * Consolidated Statements of Financial
                 Condition at March 31, 1996,
                 December 31, 1995 and March 31,
                 1995.

               * Consolidated Statements of
                 Operations and Retained Earnings for
                 the three months ended March 31,
                 1996 and 1995.

               * Consolidated Statements of Cash
                 Flows for the three months ended
                 March 31, 1996 and 1995.

               * Notes to Consolidated Financial
                 Statements.

(b)  Other Information

     The calculation of the Company's ratio of earnings to fixed charges as of the dates indicated is shown below:

                                 Three Months             Year     Three Months
                                        Ended            Ended            Ended
                                     March 31,     December 31,        March 31,
                                         1996             1995             1995

Income before income taxes           $ 21,338         $ 99,108         $ 22,147

Fixed charges:
  Interest and debt expense on
 all indebtedness                      26,132          104,050           26,648

Appropriate portion of
 rentals (33%)                            810            3,238              758

Total fixed charges                    26,942          107,288           27,406

Earnings available for
 fixed charges                       $ 48,280         $206,396         $ 49,553

Ratio of earnings
 to fixed charges                        1.79             1.92             1.81

Item 6 of Part II of the Form 10-Q is hereby amended to include the following additional exhibits attached hereto:

      Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  (23)  Consent of Price Waterhouse LLP to
                        incorporation by reference of their
                        reports dated May 24, 1996 and
                        January 15, 1996, except as to the
                        acquisition of GWFS, which is as of
                        April 30, 1996, relating to the
                        financial statements included in
                        Item 5 (a) (i) and (ii) above,
                        respectively.

                  (27)  Financial Data Schedules (restated).

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholder of Aristar, Inc.

In our opinion, the accompanying statement of financial condition and the related statement of operations and accumulated earnings and of cash flows present fairly, in all material respects, the financial position of Great Western Financial Services (a portion of the consumer finance business of Great Western Bank, a Federal Savings Bank), at December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of Great Western Financial Services management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

Great Western Financial Services, as a portion of a member of a group of affiliated companies, has extensive transactions and relationships with its affiliates, as disclosed in Notes 4 through 9 to the financial statements. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.






PRICE WATERHOUSE LLP
Tampa, Florida
May 24, 1996

GREAT WESTERN FINANCIAL SERVICES
A Portion of the Consumer Finance Business of Great Western Bank, a Federal Savings Bank

Statement of Financial Condition

(Dollars in thousands)                     December 31, 1995
ASSETS
Finance receivables, net                          $  251,055
Cash on hand                                              66
Property and equipment, net                              117
Other assets                                             601

   TOTAL ASSETS                                   $  251,839

LIABILITIES AND INTRACOMPANY BALANCES

Liabilities
Accounts payable and accrued expenses             $      998

   Total liabilities                                     998

Commitments and contingencies  (Note 8)

Intracompany balances
Interest-bearing intracompany funding                237,218
Accumulated earnings                                  13,623

   Total intracompany balances                       250,814


   TOTAL LIABILITIES AND
     INTRACOMPANY BALANCES                        $  251,839

See Notes to Financial Statements.

GREAT WESTERN FINANCIAL SERVICES
A Portion of the Consumer Finance Business of Great Western Bank, a Federal Savings Bank

Statement of Operations and Accumulated Earnings

                                                    Year Ended
                                                   December 31,
(Dollars in thousands)                                 1995

Loan interest and fee income                       $  27,314

Interest expense                                      12,793

Net interest income before
     provision for credit losses                      14,521

Provision for credit losses                            1,404

     Net interest income                              13,117

Other operating income                                    22

Other expenses
     Personnel expenses                                4,287
     Occupancy expense                                 1,102
     Advertising expense                                 155
     Other operating expenses                          2,493
                                                       8,037

Income before provision for intracompany charge
     in lieu of federal and state income taxes         5,102

Provision for intracompany charge in lieu
     of federal and state income taxes                 2,095

Net Income                                             3,007

Accumulated earnings
     Beginning of year                                10,616
     End of year                                   $  13,623

See Notes to Financial Statements.

GREAT WESTERN FINANCIAL SERVICES
A Portion of the Consumer Finance Business of Great Western Bank, a Federal Savings Bank

Statement of Cash Flows

                                                       Year Ended
                                                      December 31,
(Dollars in thousands)                                    1995

Cash flows from operating activities
  Net income                                              $ 3,007
  Adjustments to reconcile net income to net
    cash provided by operating activities
     Provision for credit losses                            1,404
     Increase in accounts payable and accrued expenses        886
     Decrease in other assets                                 412

  Net cash provided by operating activities                 5,709

Cash flows from investing activities
  Loans originated or purchased                          (158,819)
  Loans repaid                                            119,225
  Capital expenditures                                       (112)

  Net cash used in investing activities                   (39,706)

Cash flows from financing activities
  Proceeds from interest bearing intracompany funding,
    net of repayments                                      34,003

  Net cash provided by financing activities                34,003

Net increase in cash on hand                                    6

Cash on hand
  Beginning of year                                            60

  End of year                                            $     66


Supplemental disclosures of cash flow information
  Interest paid                                          $ 12,793
  Intracompany payments in lieu of federal and state
     income taxes                                        $  2,095


See Notes to Financial Statements.

GREAT WESTERN FINANCIAL SERVICES
A Portion of the Consumer Finance Business of Great Western Bank, a Federal Savings Bank

Notes to Financial Statements


Note 1     Ownership and Operations

The carved-out balances presented herein represent that portion of the consumer finance business of Great Western Bank, a Federal Savings Bank
( GWB ) which has been referred to internally as Great Western Financial Services ( GWFS ). GWB is a wholly-owned subsidiary of Great Western Financial Corporation ( GWFC ). The balances carved-out consist primarily of consumer finance receivables, the related intracompany balances, and other minor assets and liabilities incidental to the consumer finance business. The
operations of GWFS are referred to hereinafter as the  Operation.   These
financial statements include the statement of financial condition, results of operations, and cash flows of the Operation previously included in the 1995 GWB consolidated financial statements. The Operation is engaged in the consumer finance business through a network of consumer finance offices, primarily located within GWB facilities, in California and Florida. The Operation makes direct consumer instalment loans and purchases retail instalment contracts from local retail establishments. These consumer credit transactions are primarily for personal, family or household purposes.

On April 30, 1996, GWB transferred to Aristar, Inc. ( Aristar ), also a wholly owned subsidiary of GWFC, approximately $242 million in net consumer finance receivables and $2 million in associated net liabilities, previously held directly by and accounted for in the operations of GWB. Aristar paid fair market value (as determined by independent appraisal) of approximately $250 million for the transferred receivables and net liabilities in a combination of cash of $248 million and the assumption of the related $2 million deferred tax liability.

Note 2   Summary of Significant Accounting Policies


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

Provision and Allowance for Credit Losses.   The Operation provides, through
charges to income, an allowance for losses which, based upon management's evaluation of numerous factors, including current economic trends, loan portfolio agings, historical loss experience and evaluation of collateral, is deemed adequate to cover reasonably expected losses on outstanding loans.

Losses on loans are charged to the allowance for credit losses based upon the number of days delinquent or when collectibility becomes questionable and the underlying collateral, if any, is considered insufficient to liquidate the loan balance. Recoveries on previously written-off loans are credited to the allowance.

Allocable Costs.   The Securities and Exchange Commission, in Staff Accounting
Bulletin No. 55, requires that historical financial statements of a subsidiary, division, or lesser business component of another entity include certain expenses incurred by the parent on its behalf. These expenses generally include, but are not limited to, accounting, legal, insurance, executive, officer and employee salaries, rent, depreciation, other selling, general and administrative expenses, and other such expenses incurred in the ordinary course of business. These financial statements include the estimated costs of such expenses and services when determinable on a basis management considers reasonable. Management does not believe the Operation s operating results would be materially different if operated on a stand alone basis.

Property, Equipment and Leasehold Improvements.   Property, equipment and
leasehold improvements (primarily related to furniture and fixtures at the branches) are stated net of accumulated depreciation and amortization. Depreciation and amortization are provided principally on the straight-line method over the estimated useful life or, if less, the term of the lease.


Income Taxes.   As part of GWB, the Operation is included in the consolidated
Federal income tax return filed by GWFC.   Federal and state income taxes are
allocated between GWB and the Operation and recorded in the intracompany balance in proportion to the respective contribution to consolidated income or loss; such allocation approximates the amount the Operation would have paid on a separate entity basis.

Taxes on income are determined by using the liability method as prescribed by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109"). This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in either the Operation's financial statements or in its tax returns. In estimating future tax consequences, FAS 109 requires the consideration of all expected future events other than enactments of changes in the tax law or rates.

Fair Value Disclosures. No quoted market prices exist for the Operation's financial instruments, which are comprised of finance receivables. The fair value of the finance receivables at December 31, 1995 was determined by independent appraisal.

Note 3  Finance Receivables

Finance receivables at December 31, 1995 are summarized as follows:

  (Dollars in thousands)                                1995
  Consumer finance receivables
   Real estate secured loans                      $  146,796
   Other consumer finance instalment loans            77,110
   Retail instalment contracts                        43,968
     Gross consumer finance receivables              267,874

  Less: Unearned finance charges and
         deferred loan fees                          (10,802)
      Allowance for credit losses                     (6,017)
  Net consumer finance receivables                $  251,055

The gross amount of nonaccruing receivables included above was approximately $3.5 million at December 31, 1995.

Consumer finance receivables have maximum terms of 180 months, while retail contracts have maximum terms of 60 months. The weighted average contractual term of all loans and contracts written during 1995 was 56 months. Experience has shown that a substantial portion of the receivables will be renewed or repaid prior to contractual maturity. The majority of loans provide for a fixed rate of interest over the contractual life of the loan.


The approximate fair value of the Operation's finance receivables (net of unearned finance charges and deferred loan fees) as of December 31, 1995 follows:

  (Dollars in thousands)                     1995
                                               Approximate
                                    Net Book      Fair
                                     Value       Value

  Real estate secured loans        $ 143,604  $ 147,536
Other consumer finance
 instalment loans                     75,726     76,807
Retail instalment contracts           37,742     37,742
                                   $ 257,072  $ 262,085

The approximate fair value of finance receivables was determined by independent appraisal.

Because the Operation primarily lends to consumers, it did not have receivables from any industry group that comprised 10 percent or more of total consumer finance receivables at December 31, 1995.

Activity in the Operation's allowance for credit losses is as follows:

                                              Year Ended
                                             December 31,
 (Dollars in thousands)                          1995
 Balance, January 1                             $  6,524
 Provision for credit losses                       1,404
 Amounts charged off                              (2,665)
 Recoveries                                          344
 Allowances on notes purchased                       410
 Balance, December 31                           $  6,017

Note 4  Interest-bearing Intracompany Funding

Interest-bearing intracompany funding, the balance of which was $237.2 million at December 31, 1995, represents the cumulative net funding (primarily the disbursement of customer loan proceeds and the collection of loan payments, settled on a daily basis) provided to the Operation from the general funds of GWB. Interest is allocated, based on the funding account balance at each month end, at a rate equal to the GWB 30 day commercial paper discount rate (5.80% at December 31, 1995).

Note 5  Accumulated Earnings

Because the Operation is not a separate and distinct legal entity, there are no customary shareholder s equity accounts and related retained earnings displayed in the Statement of Financial Condition. Instead, the accumulated earnings account represents the accumulated historical net income of the Operation since its designation by GWB as a specifically identifiable operation.

Note 6  Intracompany Charge in Lieu of Income Taxes

The components of the intracompany charge in lieu of income taxes are as follows:

                                                Year Ended
                                               December 31,
 (Dollars in thousands)                               1995

 Currently payable
  Federal                                          $ 1,620
  State                                                475
 Deferred                                                0
                                                   $ 2,095

Deferred taxes result from temporary differences in the recognition of certain
items for tax and financial reporting purposes.   The Operation did not have
any significant temporary differences as of December 31, 1995.

The provision for intracompany charges in lieu of income taxes differs from the amounts determined by multiplying pretax income by the statutory Federal income tax rate of 35% for 1995. A reconciliation between these amounts is as follows:

                                            Year Ended
                                           December 31,
 (Dollars in thousands)                           1995

 Income taxes at statutory rates               $ 1,786
 State income taxes, net of Federal benefit        309
 Intracompany charge in lieu of income taxes   $ 2,095

Note 7 Retirement and Savings Plans

GWFC's non-contributory defined benefit pension plan covers substantially all of the Operation's employees. Due to the Operation's participation in a multi-employer defined benefit plan, information as to separate Operation participant assets and vested benefits is not presented.

The Operation's employees also participate in GWFC's defined benefit postretirement plans which provide medical and life insurance coverage to eligible employees and dependents based on age and length of service. Medical coverage options are the same as available to active employees.

During 1995, costs (based on the ratio of the Operations headcount to GWFC total headcount) related to pension expense and other post employment benefits expense of approximately $70,000 and $25,000, respectively, have been incurred by Aristar at no cost to the Operation.

The Operation's employees also participate in GWFC's employee savings plan, which allows employees to defer part of their pretax compensation until retirement. Operation contributions equal 50% of the contributions made by employees up to 6% plus annual discretionary amounts, if any, as determined by management. The Operation's cost, approximately $49,000 in 1995, is based on the actual contribution related to its participating employees.

Note 8 Leases

At December 31, 1995, the Operation was lessee of six stand-alone loan offices, outside the facilities of GWB. Such leases were operating leases, generally for terms of five or fewer years. For such leases having initial or remaining noncancelable lease terms in excess of one year, approximate aggregate annual minimum rentals are $112,000 in 1996; $114,000 in 1997;
$96,000 in 1998; and $5,000 in 1999.   In addition, occupancy costs were
allocated by GWB to the Operation for thirty loan offices which were maintained within facilities shared with GWB. Total rent expense and allocated occupancy expense was $193,000 and $882,000, respectively, for the year ended December 31, 1995.

Note 9 Other Transactions with Related Parties

Significant transactions with GWFC, GWB or Aristar in 1995 are identified as follows:

* Aristar provided approximately $872,000 in certain supervisory and administrative services and approximately $257,000 in data processing services to the Operation. These amounts are recorded in other operating expenses; such charges are eliminated when the Operation is consolidated with GWFC.

* GWB provides the Operation with certain administrative services, including human resources and cash management, for which costs of $148,000 were allocated to the Operation in 1995. These fees are recorded in other operating expenses; such charges are eliminated when the Operation is consolidated with GWFC.

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

As described in Note 3, on April 30, 1996, the Company acquired Great Western Financial Services ( GWFS ), representing a portion of the consumer finance business of an affiliate, in a transaction accounted for in a manner similar to a pooling of interests. The accompanying consolidated financial statements give retroactive effect to the transfer of GWFS to the Company.



PRICE WATERHOUSE LLP
Tampa, Florida
January 15, 1996, except as to
  the transfer of GWFS, which
  is as of April 30, 1996.

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Financial Condition

(Dollars in thousands)                December 31, 1995      December 31, 1994

ASSETS
Finance receivables, net                     $1,888,788             $1,752,779
Investment securities                           120,952                106,600
Cash and cash equivalents                         7,208                  9,728
Property and equipment, less accumulated
 depreciation and amortization: 1995,
 $19,249; 1994, $21,684                          11,309                 13,332
Deferred charges                                 11,570                 12,605
Excess of cost over equity of
 companies acquired, less accumulated
 amortization: 1995, $45,028; 1994, $38,021      61,983                 68,990
Other assets                                     11,951                 20,845

   TOTAL ASSETS                              $2,113,761             $1,984,879

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities
Short-term debt                              $  312,876             $  179,085
Long-term debt                                1,003,809              1,092,545
   Total debt                                 1,316,685              1,271,630
Accounts payable and other liabilities           42,315                 45,748
Due to affiliate                                237,576                203,215
Federal and state income taxes                    8,883                    421
Insurance claims and benefits reserves            7,900                  7,792
Unearned insurance premiums and
 commissions                                     56,604                 53,890
   Total liabilities                          1,669,963              1,582,696

Commitments and contingencies
 (Notes 12 and 13)

Stockholder's equity
Common stock: $1.00 par value;
 10,000 shares authorized: 1,000
 shares issued and outstanding                        1                      1
Paid-in capital                                  44,894                 44,894
Retained earnings                               398,364                360,882
Net unrealized holding gain (loss) on
 investment securities                              539                 (3,594)
   Total stockholder's equity                   443,798                402,183

 TOTAL LIABILITIES AND
   STOCKHOLDER'S EQUITY                      $2,113,761             $1,984,879

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Operations and Retained Earnings

                                             Year Ended December 31,
(Dollars in thousands)                   1995         1994          1993

Loan interest and fee income        $ 339,380    $ 321,748     $ 313,245
Investment securities income            7,744        6,018         5,854
 Total interest income                347,124      327,766       319,099

Interest and debt expense             104,050       93,831        90,352

Net interest income before
 provision for credit losses          243,074      233,935       228,747

Provision for credit losses            48,306       41,532        37,408

 Net interest income                  194,768      192,403       191,339

Other operating income
 Net insurance operations
  and other income                     29,234       28,684        25,823

Other expenses
 Personnel expenses                    65,217       66,199        67,992
 Occupancy expense                     10,115        9,633        10,122
 Advertising expense                    5,363        5,397         5,128
 Amortization of excess cost over
  equity of companies acquired          7,007        7,007         7,007
 Other operating expenses              37,192       39,045        42,048
                                      124,894      127,281       132,297

Income before income taxes             99,108       93,806        84,865

Provision for federal and state
 income taxes                          39,126       34,304        30,705

Net Income                             59,982       59,502        54,160

Retained earnings
 Beginning of year                    360,882      326,380       292,720
 Dividends                            (22,500)     (25,000)      (20,500)
 End of year                        $ 398,364    $ 360,882     $ 326,380

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Cash Flows

                                                  Year Ended December 31,

(Dollars in thousands)                          1995         1994        1993


Cash flows from operating activities
 Net income                                $  59,982    $  59,502   $  54,160
 Adjustments to reconcile net income to net
  cash provided by operating activities
  Provision for credit losses                 48,306       41,532      37,408
  Depreciation and amortization               13,012       15,350      15,012
  Deferred income taxes                          (53)         600     (14,900)
  Increase (decrease) in
  Accounts payable and other liabilities      (3,433)     (26,564)      8,999
  Unearned insurance premiums and
   commissions and insurance claims
   and benefits reserves                       2,822        3,152       3,012
  Currently payable income taxes               6,228       (6,744)     (7,212)
  (Increase) decrease in other assets          8,894       (9,101)      2,312

 Net cash provided by operating activities   135,758       77,727      98,791

Cash flows from investing activities
 Securities purchased                        (43,989)     (43,252)    (51,257)
 Securities matured                           36,134       23,278      51,153
 Loans originated or purchased            (1,349,697)  (1,280,635) (1,133,105)
 Loans repaid or sold                      1,164,381    1,088,476     999,697
 Capital expenditures, net                      (506)      (4,041)     (5,968)

 Net cash used in investing activities      (193,677)    (216,174)   (139,480)

Cash flows from financing activities
 Net change in commercial paper and other
 short-term borrowings                       133,791     (100,522)     76,515
Proceeds from issuance of long-term debt      99,909      249,625     149,769
 Long-term debt issue costs                   (1,162)      (1,657)     (1,095)
 Repayments of long-term debt               (189,000)     (50,000)   (175,000)
 Net change in due to affiliate               34,361       61,963      16,221
 Dividends paid                              (22,500)     (25,000)    (20,500)
 Net cash provided by financing
   activities                                 55,399      134,409      45,910

Net increase (decrease) in cash
 and cash equivalents                         (2,520)      (4,038)      5,221

Cash and cash equivalents
 Beginning of year                             9,728       13,766       8,545
 End of year                               $   7,208    $   9,728   $  13,766

Supplemental disclosures of cash flow information
 Interest paid                             $ 103,180    $  92,579   $  92,218
 Intercompany payments in lieu of federal and state
 income taxes                                 30,382       41,643      55,618

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1     Ownership and Operations

Aristar, Inc. is an indirect, wholly-owned subsidiary of Great Western Financial Corporation ( GWFC ). Aristar, Inc. and its subsidiaries, all of which are wholly-owned, are referred to hereinafter as the Company.

The Company is engaged primarily in the consumer finance business and its operations consist principally of a network of 513 consumer finance offices located in 23 states, primarily in the Southeastern and Southwestern United States, which generally operate under the names Blazer Financial Services and City Finance Company. The Company makes direct consumer instalment loans and purchases retail instalment contracts from local retail establishments. These consumer credit transactions are primarily for personal, family or household purposes.

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

Losses on loans are charged to the allowance for credit losses based upon the number of days delinquent or when collectibility becomes questionable and the underlying collateral, if any, is considered insufficient to liquidate the loan balance (see Note 4). Recoveries on previously written-off loans are credited to the allowance.

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

Income Taxes.   The Company is included in the consolidated Federal income tax return filed by GWFC. Currently payable Federal and state income taxes will be paid to GWFC. Federal income taxes are allocated between GWFC and its subsidiaries in proportion to the respective contribution to consolidated income or loss. Allocations for state income taxes approximate the amount the Company would have paid on a separate entity basis.

Taxes on income are determined by using the liability method as prescribed by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109"). This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized either in the Company's financial statements or tax returns. In estimating future tax consequences, FAS 109 requires the consideration of all expected future events other than enactments of changes in the tax law or rates.

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

Note 3 - Related Party Transfer

On April 30, 1996, Great Western Bank ( GWB ), a wholly owned subsidiary of GWFC and an affiliate of the Company, transferred to the Company approximately $242 million in net consumer finance receivables and $2 million in associated net liabilities previously held directly by GWB and carved out for sale to the Company. The Company paid fair market value (as determined by independent appraisal) of approximately $250 million for the transferred receivables and net liabilities in a combination of cash of $248 million and the assumption of the related $2 million deferred tax liability. The approximate $10 million premium paid was accounted for by the Company as a dividend to GWFC. The Company issued commercial paper to fund the cash portion of the purchase price. The transferred operations represent a portion of the consumer finance business of GWB and hereinafter are referred to as Great Western Financial Services ( GWFS ).

The acquisition of GWFS has been accounted for in a manner similar to a pooling of interests in accordance with Interpretation Number 39, Transfers and Exchanges of Companies under Common Control to Accounting Principles Board Opinion Number 16, Business Combinations. Accordingly, the assets acquired and liabilities assumed have been recorded at historical cost and prior period financial statements of the Company have been restated for the transfer. Eliminations have been made for material intercompany transactions between the combined entities.

The following table summarizes the impact of the GWFS transaction on the Company s previously reported net interest income, income before income taxes and net income.

                                  Net Interest    Income Before         Net
                                        Income     Income Taxes      Income
1995
Aristar, as previously reported      $ 181,651        $  93,134  $   56,461
GWFS, net of eliminations               13,117            5,974       3,521
  Aristar, as restated               $ 194,768        $  99,108  $   59,982

1994
Aristar, as previously reported      $ 181,579        $  91,592  $   58,197
GWFS, net of eliminations               10,824            2,214       1,305
  Aristar, as restated               $ 192,403        $  93,806  $   59,502

1993
Aristar, as previously reported      $ 178,812        $  79,683  $   51,123
GWFS, net of eliminations               12,527            5,182       3,037
  Aristar, as restated               $ 191,339        $  84,865  $   54,160

The impact of the GWFS transaction on the Company s previously reported retained earnings at January 1 is as follows:
                             Retained Earnings, beginning of period

                                           1995       1994          1993
Aristar, as previously reported        $350,266   $317,069      $286,446
GWFS, net of eliminations                10,616      9,311         6,274
  Aristar, as restated                 $360,882   $326,380      $292,720

Note 4   Finance Receivables

Finance receivables at December 31, 1995 and 1994 are summarized as follows:

(Dollars in thousands)                         1995           1994
Consumer finance receivables
  Real estate secured loans               $ 714,173      $ 645,119
  Other consumer finance instalment loans 1,174,444      1,114,685
  Retail instalment contracts               387,870        382,598

  Gross consumer finance receivables      2,276,487      2,142,402
Less:  Unearned finance charges and
   deferred loan fees                      (337,560)      (341,788)
 Allowance for credit losses                (50,139)       (47,835)
Net consumer finance receivables         $1,888,788     $1,752,779

The gross amount of nonaccruing receivables included above was approximately $25.4 million and $21.0 million at December 31, 1995 and 1994, respectively.

Contractual maturities, net of unearned finance charges and deferred loan fees, at December 31, 1995 are as follows:

                                                 Over 1
                                                    But
                                    Within       Within      Over
                                    1 year      5 years   5 years       Total
(Dollars in thousands)

Real estate secured loans         $ 71,841   $  230,43   $310,828  $  613,102
Other consumer finance
 instalment loans                  381,957     593,777        301     976,035
Retail instalment contracts        135,848     213,489        453     349,790
                                  $589,646  $1,037,699   $311,582  $1,938,927

Consumer finance receivables have maximum terms of 180 months, while retail contracts have maximum terms of 60 months. The weighted average contractual term of all loans and contracts written during the years ended December 31, 1995 and 1994 was 45 months and 42 months, respectively. Experience has shown that a substantial portion of the receivables will be renewed or repaid prior to contractual maturity. Therefore, the tabulation of contractual payments should not be regarded as a forecast of future cash collections. During the years ended December 31, 1995 and 1994, the ratio of principal cash collections to average net consumer finance receivables outstanding was 66%. The majority of loans provide for a fixed rate of interest over the contractual life of the loan.

The approximate fair value of the Company's finance receivables (net of unearned finance charges and deferred loan fees) as of December 31, 1995 and 1994 follows:

(Dollars in thousands)                 1995                       1994
                                          Approximate                Approximate
                              Net Book       Fair          Net Book     Fair
                                Value        Value           Value      Value

Real estate secured loans    $ 613,102     $ 617,421      $ 548,518    $ 543,091
Other consumer finance
 instalment loans              976,035       971,988        916,297      913,454
Retail instalment contracts    349,790       349,790        335,799      335,799
                            $1,938,927    $1,939,199     $1,800,614   $1,792,344

The approximate fair value of finance receivables is estimated by discounting the future cash flows using current rates at which similar loans would be made with similar maturities to borrowers with similar credit ratings. The receivables transferred to the Company from GWFS, however, were subject to independent appraisal. The current rates for finance receivables approximate the weighted average rates of the portfolio at December 31, 1995 and 1994; therefore, there is no significant difference between the estimated fair value of the loan portfolio and its net book value. The fair value is not adjusted for the value of potential loan renewals from existing borrowers.

Because the Company primarily lends to consumers, it did not have receivables from any industry group that comprised 10 percent or more of total consumer finance receivables at December 31, 1995.

Activity in the Company's allowance for credit losses is as follows:

                                      Year Ended December 31,

(Dollars in thousands)               1995       1994       1993
Balance, January 1               $ 47,835    $44,728    $41,705
Provision for credit losses        48,306     41,532     37,408
Amounts charged off               (63,487)   (54,915)   (51,226)
Recoveries                         15,765     15,375     15,354
Allowances on notes purchased       1,720      1,115      1,487
Balance, December 31             $ 50,139    $47,835    $44,728


Note 5  Investment Securities

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

(Dollars in thousands)                    December 31, 1994


                                                                   Approximate
                          Original  Amortized   Gross Unrealized       Fair
                            Cost      Cost      Gains    Losses        Value

Government obligations    $ 18,357   $ 18,352  $    2     $1,487      $ 16,867
Corporate obligations       89,763     89,237     107      4,023        85,321
Certificates of deposit
 and other                   4,525      4,540      37        165         4,412
                          $112,645   $112,129  $  146     $5,675      $106,600

There were no significant realized gains or losses during 1995 or 1994.

The following table presents the maturity of the investment securities at December 31, 1995:

(Dollars in thousands)
                                                         Approximate
                                        Amortized            Fair
                                         Cost               Value
Due in one year or less                  $ 24,289           $ 24,275
Due after one year through five years      66,631             66,934
Due after five years through ten years     24,313             24,929
Due after ten years                         4,827              4,814
                                         $120,060           $120,952


Note 6    Deferred Charges

Deferred charges, net of amortization, as of December 31, 1995 and 1994 are as follows:

(Dollars in thousands)                     1995              1994

Long-term debt issuance costs           $ 3,712           $ 3,838
Premiums on purchased accounts            7,858             8,767
                                        $11,570           $12,605

Amortization of deferred charges for each of the last three years is as follows:

(Dollars in thousands)                  1995     1994      1993

Long-term debt issuance costs         $1,287   $1,268    $1,581
Premiums on purchased accounts         3,198    3,444     3,749
System development costs                        1,378     2,052

Note 7   Short-term Debt

Short-term debt at December 31, 1995 and 1994 consisted of commercial paper notes. Such debt outstanding at December 31, 1995 had been issued in the minimum amount of $405,000 and with a maximum original term of 90 days.

The book value of short-term debt at December 31, 1995 approximates its estimated fair value.

Additional information concerning total short-term borrowings is as follows:

                                            Year Ended December 31,
(Dollars in thousands)                    1995        1994       1993
Outstanding during the year
  Maximum amount at any month end     $312,876    $287,793   $279,607
  Average amount                       210,684     235,682    170,852
  Weighted average interest rate           6.0%        4.2%       3.6%

Balance at end of year
  Amount                              $312,876    $179,085   $279,607
  Weighted average interest rate           5.9%        6.0%       3.8%

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

In 1994, the Company entered into a $450 million revolving credit agreement with several domestic and foreign banks. The agreement, which replaced previous revolving credit agreements of $120 million and $200 million, has a four-year term with repayment in full of any balance outstanding in October, 1998. This revolving credit agreement has restrictive covenants as described further in Note 8.

There were no borrowings under any revolving credit agreements in 1995 or 1994.

Note 8    Long-term Debt

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

Aggregate maturities at December 31, 1995 are as follows:
(Dollars in thousands)

                                                 Senior
                               Senior         Subordinated
                                Debt              Notes           Total
1996                        $ 104,995                       $   104,995
1997                          199,786                           199,786
1998                          149,875             $ 99,920      249,795
1999                           99,864               99,539      199,403
2000                           99,913                            99,913
Thereafter                    149,917                           149,917
                            $ 804,350             $199,459   $1,003,809

The approximate fair value of the Company's long-term debt as of December 31, 1995 and 1994 is as follows:

(Dollars in thousands)

                                    1995                      1994
                             Book      Approximate      Book      Approximate
                            Value      Fair Value       Value     Fair Value
Senior debt             $  804,350     $  834,130   $  893,223    $  869,781
Senior subordinated
      notes                199,459        213,600      199,322       196,035
                        $1,003,809     $1,047,730   $1,092,545    $1,065,816

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

Note 9    Due to Affiliate

Borrowings from GWB, all of which were related to the GWFS finance receivables, in the years ended December 31, 1995, 1994 and 1993 averaged $222,355,000, $160,753,000 and $129,545,000, respectively. Amounts outstanding at December 31, 1995 and 1994 were $237,576,000 and $203,215,000, respectively, and were allocated interest under a variable rate (5.80% and 6.03%, respectively) arrangement with GWB. Balances outstanding were repaid on April 30, 1996 in conjunction with the transfer of GWFS to the Company.



Note 10  Income Taxes

The components of income tax expense are as follows:

                                   Year Ended December 31,

(Dollars in thousands)           1995        1994       1993

Currently payable
 Federal                     $ 32,892    $ 28,268   $ 38,868
 State                          6,287       5,436      6,737
Deferred                          (53)        600    (14,900)
                             $ 39,126    $ 34,304   $ 30,705

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

The provision for income taxes differs from the amounts determined by multiplying pretax income by the statutory Federal income tax rate of 35% for 1995, 1994 and 1993. A reconciliation between these amounts is as follows:

                                      Year Ended December 31,

(Dollars in thousands)               1995       1994       1993

Income taxes at statutory rates  $ 34,688    $32,832    $29,703
Increase (reduction) in taxes
 resulting from:
 State income taxes, net of
  Federal benefit                   4,087      3,601      3,355
 Other                                351     (2,129)    (2,353)
                                 $ 39,126    $34,304    $30,705

Note 11    Retirement and Savings Plans

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

The Company's employees also participate in GWFC's employee savings plan, which allows employees to defer part of their pretax compensation until retirement. Company contributions equal 50% of the contributions made by employees up to 6% plus annual discretionary amounts, if any, as determined by management. The Company's cost is based on the actual contribution related to its participating employees. Total expense was $1,161,000, $1,325,000 and $1,384,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

Note 12    Leases

At December 31, 1995, the Company was lessee of office space, principally for loan offices, computer and other office equipment and automobiles, generally for terms of five or fewer years. The lease for the Company's former headquarters was terminated in the first quarter of 1994 due to the purchase of its new headquarters in Tampa, Florida.

The Company has no material capital leases. Under operating leases that have initial or remaining noncancelable lease terms in excess of one year, approximate aggregate annual minimum rentals are $6,700,000 in 1996; $5,300,000 in 1997; $2,700,000 in 1998; $1,400,000 in 1999; and $600,000 in
2000. Rent expense for the years ended December 31, 1995, 1994 and 1993 was $8,906,000, $7,884,000, and $8,743,000, respectively.

Note 13   Contingencies

The Company is routinely involved in litigation incidental to its businesses. It is management's opinion that the aggregate liability arising from the disposition of all such pending litigation will not have a material adverse effect on the Company.

Note 14   Transactions with Related Parties

Significant transactions with GWFC or its subsidiaries are identified as follows:

* The Company provides supervisory and administrative services to affiliates engaged in industrial banking at no cost to such affiliates. The Company also provides data processing services to such affiliates, and revenue from these services totaled approximately $315,000 in 1995, $171,000 in 1994, and $216,000 in
   1993. From time to time, the Company advances funds to these operations. At December 31, 1995 and 1994, there were outstanding advances of $1,426,000 and $7,981,000, respectively.

* GWB provides the Company with certain administrative services, including human resources and cash management. The Company paid this affiliate management fees of $1,506,000 in 1995, $1,533,000 in 1994, and $1,344,000 in 1993. GWB also charged occupancy expense to Aristar for those GWFS branches that share facilities with GWB. Such intercompany occupancy expense approximated $882,000 in 1995, $898,000 in 1994 and $837,000 in 1993.

* The Company makes payments to GWFC in accordance with GWFC's tax allocation policy and in connection with the retirement and savings plans.

Note 15   Approximate Fair Values of Financial Instruments

A summary of the approximate fair values of the Company's financial instruments, as compared to their carrying values, is set forth in the following table:

(Dollars in thousands)

                                  December 31, 1995           December 31, 1994
                               Carrying   Approximate    Carrying    Approximate
                                Value     Fair Value      Value       Fair Value
Finance receivables   Note 4 $1,938,927    $1,939,199   $1,800,614    $1,792,344
Investment securities Note 5    120,952       120,952      106,600       106,600
Short-term debt       Note 7    312,876       312,876      179,085       179,085
Long-term debt        Note 8  1,003,809     1,047,730    1,092,545     1,065,816

See the referenced Notes for additional information.


Note 16   Selected Quarterly Financial Data (Unaudited)

A summary of the quarterly results of operations for the years ended December 31, 1995 and 1994 is set forth below:

                                              Quarter Ended
                         March 31,        June 30,        September 30,     December 31,

(Dollars in thousands) 1995     1994     1995     1994     1995     1994     1995     1994
Revenue             $91,890  $87,785  $92,620  $87,097  $93,762  $88,616  $98,086  $92,952

Interest and other
expenses             59,067   55,218   58,279   55,418   56,253   55,828   55,345   54,648

Provision for credit
 losses              10,585    9,290    9,133    8,270   11,519   10,351   17,069   13,621

Total expenses       69,652   64,508   67,412   63,688   67,772   66,179   72,414   68,269

Income before
 taxes               22,238   23,277   25,208   23,409   25,990   22,437   25,672   24,683

Income tax
 provision            8,765    8,382   10,062    8,452   10,283    7,840   10,016    9,630

Net income          $13,473  $14,895  $15,146  $14,957  $15,707  $14,597  $15,656  $15,053

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Financial Condition
(Unaudited)

                                        March 31,   December 31,    March 31,
(Dollars in thousands)                      1996           1995         1995

ASSETS
Finance receivables, net              $1,824,541     $1,888,788   $1,722,535
Investment securities                    117,050        120,952      109,050
Cash and cash equivalents                 12,242          7,208        7,721
Property and equipment, less accumulated
 depreciation and amortization:  1996,
 $19,649; 1995, $19,249 and $20,919       10,946         11,309       12,759
Deferred charges                          10,606         11,570       12,035
Excess of cost over equity of
 companies acquired, less
 accumulated amortization: 1996,
 $46,780; 1995, $45,028 and $39,7         60,232         61,983       67,238
Other assets                              11,392         11,951       11,065
 TOTAL ASSETS                         $2,047,009     $2,113,761   $1,942,403

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Short-term debt                       $  261,329     $  312,876   $  121,082
Long-term debt                         1,003,906      1,003,809    1,092,630
     Total debt                        1,265,235      1,316,685    1,213,712
Accounts payable and other liabilities    28,047         42,315       36,417
Due to affiliate                         228,842        237,576      211,864
Federal and state income taxes            10,561          8,883        7,639
Insurance claims and benefits reserves     7,520          7,900        7,814
Unearned insurance premiums and
  commissions                             59,443         56,604       55,450
     Total liabilities                 1,599,648      1,669,963    1,532,896

Stockholder's equity
Common stock: $1.00 par value;
  10,000 shares authorized; 1,000
  shares issued and outstanding                1              1            1
Paid-in capital                           44,894         44,894       44,894
Retained earnings                        402,257        398,364      366,801
Net unrealized holding gain (loss) on
  investment securities                      209            539       (2,189)
     Total stockholder's equity          447,361        443,798      409,507

 TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY                $2,047,009     $2,113,761   $1,942,403

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Operations and Retained Earnings
(Unaudited)

                                                    For the Three
                                               Months Ended March 31,
(Dollars in thousands)                            1996          1995

Loan interest and fee income                  $ 88,028      $ 83,238
Investment securities income                     1,832         1,747

 Total interest income                          89,860        84,985

Interest and debt expense                       26,132        26,648

Net interest income before
 provision for credit losses                    63,728        58,337

Provision for credit losses                     14,492        10,585

 Net interest income                            49,236        47,752

Other operating income
 Net insurance operations
  and other income                               6,567         7,084

Other expenses
 Personnel costs                                18,734        17,616
 Occupancy expense                               2,370         2,529
 Advertising expense                             1,097           972
 Amortization of excess cost over
  equity of companies acquired                   1,752         1,752
 Other operating expenses                       10,512         9,820
                                                34,465        32,689

Income before income taxes                      21,338        22,147

Provision for federal and state income taxes     8,395         8,728

Net income                                      12,943        13,419

Retained Earnings
  Beginning of period                          398,364       360,882
  Dividends paid                                (9,050)       (7,500)
  End of period                               $402,257      $366,801

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                                        For the Three
                                                   Months Ended March 31,

(Dollars in thousands)                               1996           1995

Cash flows from operating activities
 Net income                                      $ 12,943       $ 13,419
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Provision for credit losses                     14,492         10,585
   Depreciation and amortization                    3,233          3,389
   Deferred income taxes                              188           (503)
   Increase (decrease) in
    Accounts payable and other liabilities        (14,268)        (9,345)
    Unearned insurance premiums and commissions
     and insurance claims and benefits reserve      2,459          1,582
    Currently payable income taxes                  1,678          7,218
   Decrease in other assets                           450          9,780

 Net cash provided by operating activities         21,175         36,125

Cash flows from investing activities
 Investment securities purchased                  (10,030)        (6,690)
 Investment securities matured                     13,441          6,076
 Finance receivables originated or purchased     (269,123)      (270,511)
 Finance receivables repaid or sold               319,045        290,246
 Net change in property and equipment                (122)          (178)

 Net cash provided by investing activities         53,211         18,943

Cash flows from financing activities
 Net change in short-term debt                    (51,547)       (58,003)
 Net change in due to affiliate                    (8,755)         8,649
 Other, net                                                         (221)
 Dividends paid                                    (9,050)        (7,500)

 Net cash used in financing activities            (69,352)       (57,075)

Net increase (decrease) in cash and cash
 equivalents                                        5,034         (2,007)

Cash and cash equivalents
 Beginning of period                                7,208          9,728

 End of period                                   $ 12,242       $  7,721

Supplemental disclosures of cash flow information
 Interest paid                                   $ 34,614       $ 30,673
 Net intercompany payments (refunds) in lieu of federal
  and state income taxes                            6,717           (926)

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited consolidated financial statements of Aristar, Inc. and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The 1995 and first quarter 1996 financial statements have been restated for a second quarter 1996 transfer to the Company of certain carved-out balances of an affiliate, which was accounted
for in a manner similar to a pooling of interests (Note 3).   These statements
should be read in conjunction with the 1995 consolidated financial statements and notes thereto included in the Company's Quarterly Report on Form 10-Q/A as filed on June 11, 1996.

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

Note 2 Ownership

The Company is an indirect, wholly-owned subsidiary of Great Western Financial Corporation (GWFC).

ARISTAR, INC. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 3   Related Party Transfer

On April 30, 1996, Great Western Bank ( GWB ), a wholly owned subsidiary of GWFC and an affiliate of the Company, transferred to the Company approximately $242 million in net consumer finance receivables and $2 million in associated net liabilities previously held directly by GWB and carved out for sale to the Company. The Company paid fair market value (as determined by independent appraisal) of approximately $250 million for the transferred receivables and net liabilities of GWFS in a combination of cash of $248 million and the assumption of the related $2 million deferred tax liability. The approximate $10 million premium paid was accounted for by the Company as a dividend to GWFC. The Company issued commercial paper to fund the cash portion of the purchase price. The transferred operations represent a portion of the consumer finance business of GWB and hereinafter are referred to as Great Western Financial Services ( GWFS ).

The acquisition of GWFS has been accounted for in a manner similar to a pooling of interests and in accordance with Interpretation Number 39,
 Transfers and Exchanges of Companies under Common Control to Accounting Principles Board Opinion Number 16, Business Combinations. Accordingly, the assets acquired and liabilities assumed have been recorded at historical cost and prior period financial statements of the Company have been restated for the acquisition. Eliminations have been made for material intercompany transactions between the combined entities.

The following table summarizes the impact of the GWFS transaction on the Company s previously reported net interest income, income before income taxes and net income.

                                  Net Interest   Income Before       Net
                                     Income       Income Taxes     Income
Three Months Ended
   March 31, 1996
Aristar, as previously reported       $ 45,802     $ 19,946      $ 12,124
GWFS, net of eliminations                3,434        1,392           819
   Aristar, as restated               $ 49,236     $ 21,338      $ 12,943

Three Months Ended
   March 31, 1995
Aristar, as previously reported       $ 45,081     $ 21,696      $ 13,154
GWFS, net of eliminations                2,671          451           265
   Aristar, as restated               $ 47,752     $ 22,147      $ 13,419

ARISTAR, INC. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)


Note 4 Finance Receivables

Finance receivables consist of the following:

                                    March 31,     December 31,    March 31,
(Dollars in thousands)                  1996             1995         1995

Consumer finance receivables
  Real estate secured loans       $  726,188       $  714,173   $  656,725
  Other instalment loans           1,091,259        1,174,444    1,081,484
  Retail instalment contracts        372,560          387,870      359,125
  Gross finance receivables        2,190,007        2,276,487    2,097,334

Less: Unearned finance charges and
       deferred loan fees           (314,291)        (337,560)    (327,116)
     Allowance for credit losses     (51,175)         (50,139)     (47,683)

  Finance receivables, net        $1,824,541       $1,888,788   $1,722,535

Activity in the Company's allowance for credit losses is as follows:

                                    Three Months Ended March 31,
(Dollars in thousands)               1996                  1995

Balance, beginning of period      $50,139               $47,835
Provision for credit losses        14,492                10,585
Amounts charged off               (17,880)              (14,765)
Recoveries                          4,100                 4,028
Allowances on notes purchased         324
Balance, end of period            $51,175               $47,683


ARISTAR, INC. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)


Note 5 Long-term Debt

Long-term debt at March 31, 1996 was comprised of:

(Dollars in thousands)

Senior Notes and Debentures      $  804,411
Senior Subordinated Notes
 and Debentures                     199,495
                                 $1,003,906


Note 6 Due to affiliate

Affiliate borrowings, all of which related to the transferred finance receivables (see Note 1), amounted to $228,842,000 at March 31, 1996 and were allocated interest under a variable rate arrangement (5.49% at that date). Balances outstanding were repaid on April 30, 1996 in conjunction with the transfer.

                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ARISTAR, INC.

Date:   June 11, 1996            By:   /s/ James A. Bare
                                       James A. Bare
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Chief Accounting Officer)