Form 10-Q
period 1996-06-30
ARISTAR INC
filed 1996-07-31
CIK 7214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

(Mark One)
{x}     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
        EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 1996
                                    OR
{ }       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES
          EXCHANGE ACT OF 1934

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

          Yes      X          No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     As of June 30, 1996, there were 1,000 shares of Common Stock outstanding.

Registrant meets the conditions set forth in General Instruction
(H)(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

ARISTAR, INC. AND SUBSIDIARIES

FORM 10-Q


INDEX

Part I.   Financial Information:

  Item 1.  Financial Statements

   Consolidated Statements of Financial Condition -
     June 30, 1996, December 31, 1995, and
     June 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . 3

   Consolidated Statements of Operations and Retained Earnings -
     Three Months and Six Months Ended June 30, 1996 and 1995. . 4

   Consolidated Statements of Cash Flows -
     Three Months and Six Months Ended June 30, 1996 and 1995. . 5

   Notes to Consolidated Financial Statements. . . . . . . . 6 - 8

  Item 2.  Management's Analysis of the
   Results of Operations for the Six Months
   Ended June 30, 1996 . . . . . . . . . . . . . . . . . . . . . 9

Part II.  Other Information:

  Item 5. Other Information. . . . . . . . . . . . . . . . . . .10

  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . 11 - 12


  SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . .13

Item 1.   Financial Statements

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Financial Condition
(Unaudited)

                                         June 30,      December 31,     June 30,
(Dollars in thousands)                      1996              1995         1995

ASSETS
Finance receivables, net              $1,825,481       $  1,888,788   $1,754,360
Investment securities                    108,986            120,952     111,840
Cash and cash equivalents                 14,323              7,208      11,131
Property and equipment, less accumulated
depreciation and amortization: 1996,
$20,050; 1995, $19,249 and $18,147        10,721             11,309      12,142
Deferred charges                          10,615             11,570      12,933
Excess of cost over equity of
companies acquired, less
accumulated amortization: 1996,
$48,531; 1995, $45,028 and $41,524        58,480             61,983      65,487
Other assets                              21,627             11,951      10,809
 TOTAL ASSETS                        $ 2,050,233         $2,113,761  $1,978,702

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Short-term debt                      $   405,278         $  312,876  $  285,286
Long-term debt                         1,098,846          1,003,809     937,717
     Total debt                        1,504,124          1,316,685   1,223,003
Accounts payable and other liabilities    40,886             42,315      52,114
Due to affiliate                                            237,576     221,003
Federal and state income taxes             8,751              8,883       1,494
Insurance claims and benefits reserves     7,787              7,900       7,741
Unearned insurance premiums and
  commissions                             58,186             56,604      54,208
     Total liabilities                 1,619,734          1,669,963   1,559,563

Stockholder's equity
Common stock: $1.00 par value;
  10,000 shares authorized; 1,000
  shares issued and outstanding                1                  1           1
Paid-in capital                           44,894             44,894      44,894
Retained earnings                        386,434            398,364     374,501
Net unrealized holding gain (loss)
 on investment securities                   (830)               539        (257)
     Total stockholder's equity          430,499            443,798     419,139

 TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY               $ 2,050,233         $2,113,761  $1,978,702

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Operations and Retained Earnings
(Unaudited)

                                      For the Three           For the Six
                                   Months Ended June 30,   Months Ended June 30,

(Dollars in thousands)                   1996      1995          1996      1995

Loan interest and fee income         $ 85,036  $ 83,630      $173,064  $166,689
Investment securities income            1,925     2,033         3,757     3,780
 Total interest income                 86,961    85,663       176,821   170,469

Interest and debt expense              25,590    25,855        51,722    52,503

Net interest income before
 provision for credit losses           61,371    59,808       125,099   117,966


Provision for credit losses            13,497     9,133        27,989    19,718

 Net interest income                   47,874    50,675        97,110    98,248

Other operating income
 Net insurance operations
  and other income                      6,364     6,957        12,931    14,041

Other expenses
 Personnel costs                       16,968    16,658        35,702    34,095
 Occupancy expense                      2,321     2,575         4,691     5,104
 Advertising expense                      878     1,370         1,975     2,342
 Amortization of excess cost over
  equity of companies acquired          1,751     1,751         3,503     3,503
 Other operating expenses               2,248    10,071        12,760    19,799
                                       24,166    32,425        58,631    64,843

Income before income taxes             30,072    25,207        51,410    47,446

Provision for federal and state
income taxes                           11,953    10,061        20,348    18,827

Net income                             18,119    15,146        31,062    28,619

Retained Earnings
 Beginning of period                  402,257   366,855       398,364   360,882
 Dividends paid                       (18,750)   (7,500)      (27,800)  (15,000)
 Transfer to Great Western Bank,
   A Federal Savings Bank             (15,192)                (15,192)
 End of period                       $386,434  $374,501      $386,434  $374,501

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                      For the Three           For the Six
                                   Months Ended June 30,   Months Ended June 30,

(Dollars in thousands)                  1996       1995         1996      1995

Cash flows from operating activities
 Net income                          $18,119    $15,146      $31,062   $28,619
 Adjustments to reconcile net
 income to net cash provided by
 operating activities
   Provision for credit losses        13,497      9,133       27,989    19,718
   Depreciation and amortization       3,316      3,251        6,549     6,640
   Deferred income taxes                 826     (1,265)       1,014    (1,768)
   Increase (decrease) in
   Accounts payable and other
     liabilities                      12,839     15,711       (1,429)    6,366
   Unearned insurance premiums
     and commissions and insurance
     claims and benefits reserves       (990)    (1,315)       1,469       267
   Currently payable income taxes     (1,810)    (6,145)        (132)    1,073
   Decrease (increase) in other
     assets                          (10,126)       394       (9,676)   10,174

 Net cash provided by operating
     activities                       35,671     34,910       56,846    71,089

Cash flows from investing activities
 Investment securities purchased      (6,358)    (8,913)     (16,388)  (15,603)
 Investment securities matured        12,571      9,470       26,012    15,546
 Finance receivables originated
 or purchased                       (276,088)  (284,444)    (545,211) (554,955)
 Finance receivables repaid or sold  261,062    241,678      580,107   531,924
 Net change in property and
    equipment                           (204)       (63)        (326)    ( 241)

 Net cash provided by (used in)
 investing activities                 (9,017)   (42,272)      44,194   (23,329)

Cash flows from financing activities
 Net change in commercial paper      143,949    164,204       92,402   106,201
 Proceeds from issuance of
   long-term debt                     99,841                  99,841
 Repayments of long-term debt         (5,000)  (155,000)      (5,000) (155,000)
 Net change in due to affiliate     (228,821)     9,139     (237,576)   17,788
 Dividends paid                      (18,750)    (7,500)     (27,800)  (15,000)
 Transfer to Great Western Bank,
   A Federal Savings Bank            (15,192)                (15,192)
 Other, net                             (600)       (71)        (600)     (346)
 Net cash provided by (used in)
 financing activities                (24,573)    10,772      (93,925)  (46,357)

Net increase in cash and
   cash equivalents                    2,081      3,410        7,115     1,403

Cash and cash equivalents
 Beginning of period                  12,242      7,721        7,208     9,728

 End of period                       $14,323    $11,131      $14,323   $11,131

Supplemental disclosures of
 cash flow information
 Interest paid                       $16,755    $23,271      $50,919   $53,944
 Intercompany payment in
 lieu of federal and state
 income taxes                         13,026     16,440       19,743    15,514

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited consolidated financial statements of
Aristar, Inc. and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary
for a fair presentation have been included.   On April 30, 1996, an
affiliate transferred certain balances to the Company (Note 3). This transfer was accounted for in a manner similar to a pooling of interests and, accordingly, the financial statements herein for periods prior to that date have been restated. These statements should be read in conjunction with the 1995 consolidated financial statements and notes thereto included in the Company's Quarterly Report on Form 10-Q/A as filed on June 11, 1996.

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

Note 2 Ownership

The Company is an indirect, wholly-owned subsidiary of Great
Western Financial
Corporation ( GWFC ).

Note 3 Related Party Transaction

On April 30, 1996, Great Western Bank, a Federal Savings Bank (GWB ), also a wholly owned subsidiary of GWFC, transferred to the Company a portion of its consumer finance business, hereinafter referred to as Great Western Financial Services ( GWFS ). In accordance with Interpretation Number 39, Transfers and Exchanges of Companies under Common Control, to Accounting Principles Opinion Number 16, Business Combinations, the acquisition has been accounted for in a manner similar to a pooling of interests. Accordingly, the assets acquired and liabilities assumed have been recorded at historical cost and prior period financial statements of the Company have been restated for the acquisition. Eliminations have been made for material intercompany transactions between the combined entities.

GWFS was comprised primarily of approximately $242 million in net consumer finance receivables. The Company paid fair value (as determined by independent appraisal) of approximately $252 million in a combination of $250 million in cash, raised through the issuance of commercial paper, and the assumption of the $2 million deferred tax liability related to the transfer. The Company accounted for the approximate $10 million premium as a dividend to GWFC. Additionally, at purchase date, the Company recorded a transfer to GWB of approximately $15 million, representing the accumulated earnings of GWFS at that date.

ARISTAR, INC. and Subsidiaries
Notes to Consolidated Financial Statements  (Continued)


Note 4 Insurance Recovery

In May 1996, the Company filed a fidelity bond claim in the amount of $7.4 million for the recovery of fraudulently over-billed marketing costs which had occurred over a number of years. The insurer has acknowledged coverage of the claim subject to its final verification of the loss. The Company is continuing to investigate the matter and may file additional claims with the insurer for amounts not reflected herein. The $7.4 million recovery has been reflected as a reduction of other operating expenses in the accompanying financial statements.


Note 5 Finance Receivables

Finance receivables consist of the following:

                                       June 30,     December 31,     June 30,
(Dollars in thousands)                    1996             1995         1995

Consumer finance receivables
    Real estate secured loans     $    748,317       $  714,173   $  669,288
    Other instalment loans           1,066,690        1,174,444    1,102,856
    Retail instalment contracts        372,987          387,870      353,880
    Gross finance receivables        2,187,994        2,276,487    2,126,024

Less:Unearned finance charges and
    deferred loan fees                (310,334)        (337,560)    (324,423)
    Allowance for credit losses        (52,179)         (50,139)     (47,241)

    Finance receivables, net      $  1,825,481       $1,888,788  $ 1,754,360

Activity in the Company's allowance for credit losses is as follows:


                                   Three Months Ended     Six Months Ended
                                        June 30,              June 30,
(Dollars in thousands)                1996      1995        1996      1995

Balance, beginning of period     $  51,175  $ 47,683    $ 50,139  $ 47,835
Provision for credit losses         13,497     9,133      27,989    19,718
Amounts charged off                (17,213)  (14,076)    (35,093)  (28,841)
Recoveries                           4,191     4,144       8,291     8,172
Allowances on notes purchased          529       357         853       357
Balance, end of period           $  52,179  $ 47,241    $ 52,179  $ 47,241

ARISTAR, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)


Note 6 Long-term Debt

Long-term debt at June 30, 1996 was comprised of:

(Dollars in thousands)

Senior Notes and Debentures          $899,315
Senior Subordinated Notes
 and Debentures                       199,531
                                   $1,098,846


Note 7       Subsequent Event

The Company paid a special dividend of $75,000,000 on July 29, 1996.

Item 2. MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS
        FOR THE SIX MONTHS ENDED JUNE 30, 1996

The Company s average net finance receivables outstanding were $106.7 million, or 5.97%, greater in the first half of 1996 as compared to the same period of 1995, while, as a reflection of interest rate and competitive pressures, the overall portfolio yield decreased 0.38%. As a result, loan interest and fee income increased $6.4 million, or 3.8%, for the six months ended June 30, 1996, over the six months ended June 30, 1995. Income from investment securities decreased $23 thousand, or 0.6%, over the first half of 1995. As a result, total interest income increased by $6.4 million, or 3.7%, over the same period of 1995. Average debt outstanding increased $151.9 million, or 12.4%, and the weighted average interest rate on such debt decreased by 105 basis points, resulting in a decrease in interest and debt expense of $781 thousand, or 1.5%, for the six months ended June 30, 1996, as compared to the same 1995 period. These factors resulted in an increase in net interest income before provision for credit losses of $7.1 million, or 6.0%.
The provision for credit losses for the six months ended June 30, 1996 was 2.96% as an annualized percentage of average net finance receivables for that period, as compared to 2.21% for the first half of 1995. The increase in provision rate reflects management's assessment of the quality of the Company's receivables portfolio at this time including current economic trends, loan portfolio agings, historical loss experience and evaluation of collateral.

Personnel expenses were $1.6 million, or 4.7%, higher in the period ended June 30, 1996, as compared to the same 1995 period. This is primarily due to normal compensation increases. Other operating expenses were $7.0 million, or 35.6%, lower in the six months ended June 30, 1996 as compared to the same 1995 period, primarily because of a $7.4 million insurance recovery resulting from fraudulently over-billed marketing costs which had occurred over a number of years. (See Note 4 to the accompanying financial statements.) Productivity, defined as the ratio of operating and administrative expenses (before deferral of direct loan costs and the above described insurance recovery) to average outstanding finance receivables, improved to 7.3% in the six months ended
June 30, 1996 as compared to 7.7% in the first half of 1995.

PART II.                            OTHER INFORMATION


Item 5.                             Other Information

 The calculation of the Company's ratio of earnings to fixed charges as of the dates indicated is shown below:

                                   Six Months           Year    Six Months
                                        Ended          Ended         Ended
                                      June 30,   December 31,      June 30,
                                         1996           1995          1995

Income before income taxes         $   51,410      $  99,108     $  47,446

Fixed charges:
  Interest and debt expense on
 all indebtedness                      51,722        104,050        52,503

     Appropriate portion of
     rentals (33%)                      1,583          3,238         1,560

Total fixed charges                    53,305        107,288        54,063

Earnings available for
 fixed charges                     $  104,715      $ 206,396     $ 101,509

Ratio of earnings
 to fixed charges                        1.96           1.92          1.88

Item 6.                        Exhibits and Reports on Form 8-K

(a)   Exhibits

   (2) (a)      Agreement dated as of April 30, 1996,
                between Great Western Bank and First
                Community Financial Services, Inc. (1)
       (b)      Agreement dated as of April 30, 1996,
                between Great Western Bank and Blazer
                Financial Services, Inc. (1)
       (c)      Agreement dated as of April 30, 1996,
                between Great Western Bank and Blazer
                Financial Services, Inc. of Florida.
                (1)

   (4) (a)      Indenture dated as of July 15, 1984,
                between Aristar, Inc. and Bank of
                Montreal Trust Company, as trustee. (2)
       (b)      First supplemental indenture to Exhibit
                (4) (a) dated as of June 1, 1987. (2)
       (c)      Indenture dated as of August 15, 1988,
                between Aristar, Inc. and Bank of
                Montreal Trust Company, as trustee. (3)
       (d)      Indenture dated as of May 1, 1991
                between Aristar, Inc. and Security
                Pacific National Bank, as trustee. (4)
       (e)      Indenture dated as of May 1, 1991
                between Aristar, Inc. and The First
                National Bank of Boston, as trustee.
                (4)
       (f)      Indenture dated as of July 1, 1992
                between Aristar, Inc. and The Chase
                Manhattan Bank, N.A., as trustee. (5)
       (g)      Indenture dated as of July 1, 1992
                between Aristar, Inc. and Citibank,
                N.A., as trustee. (5)
       (h)      Indenture dated as of July 1, 1995
                between Aristar, Inc. and The Bank of
                New York, as trustee. (6)
       (i)      The registrant hereby agrees to furnish
                the Securities and Exchange Commission
                upon request with copies of all
                instruments defining rights of holders
                of long-term debt of Aristar, Inc. and
                its consolidated subsidiaries.

   (10)   (a) Income Tax Allocation Agreement dated as of
              December 15, 1995 between Aristar, Inc. and
              Great Western Financial Corporation. (7)

   (27)   Financial Data Schedule

          (1)   Incorporated by reference to Registrant's
                Quarterly Report on
                Form 10-Q for the quarter ended March 31, 1996,
                Commission file
                number 1-3521.
          (2)   Incorporated by reference to Registrant's
                Quarterly Report on Form 10-Q for the
                quarter ended March 31, 1993, Commission file number 1-3521.
          (3)   Incorporated by reference to Registrant's
                Quarterly Report on Form 10-Q for the
                quarter ended September 30, 1988, Commission file number 1-3521.

          (4)        Incorporated by reference to
                     Registrant's Current Report on Form 8-K
                     dated May 29, 1991, Commission file
                     number 1-3521.
          (5)        Incorporated by reference to
                     Registrant's Current Report on Form 8-K
                     dated June 24, 1992, Commission file
                     number 1-3521.
          (6)        Incorporated by reference to
                     Registrant's Quarterly Report on Form
                     10-Q for the quarter ended June 30,
                     1995, Commission file number 1-3521.
          (7)        Incorporated by reference to
                     Registrant's Annual Report on Form 10-K
                     for the year ended December 31, 1995,
                     Commission file number 1-3521.

(b)     Reports on Form 8-K

   On June 14, 1996, the Company filed a Current Report on Form
   8-K, dated June 12, 1996, disclosing, under item (7) thereof, the terms of the issuance of $100,000,000 aggregate principal amount of its 7.25% senior notes maturing June 15, 2001.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ARISTAR, INC.

Date:       July 31, 1996          By: /s/ James A. Bare
                                       James A. Bare
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Chief Accounting Officer)