Form 10-Q
period 1996-09-30
ARISTAR INC
filed 1996-11-13
CIK 7214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


(Mark One)
{x}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 1996
                                OR
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

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

            Yes   X               No


              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
    As of October 31, 1996, there were 1,000 shares of Common Stock outstanding.

Registrant meets the conditions set forth in General Instruction (H)(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                 ARISTAR, INC. AND SUBSIDIARIES

                           FORM 10-Q


                             INDEX

Part I.   Financial Information:

  Item 1.  Financial Statements

   Consolidated Statements of Financial Condition -
     September 30, 1996, December 31, 1995 and
     September 30, 1995. . . . . . . . . . . . . . . . . . . . . . . . 3

   Consolidated Statements of Operations and Retained Earnings -
     Three Months and Nine Months Ended September 30, 1996 and 1995. . 4

   Consolidated Statements of Cash Flows -
     Three Months and Nine Months Ended September 30, 1996 and 1995. . 5

   Notes to Consolidated Financial Statements. . . . . . . . . . . 6 - 8

  Item 2.  Management's Analysis of the
   Results of Operations for the Nine Months
   Ended September 30, 1996. . . . . . . . . . . . . . . . . . . . . . 9

Part II.  Other Information:

  Item 5. Other Information. . . . . . . . . . . . . . . . . . . 10 - 11

  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . 12 - 13


SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .14

Item 1.   Financial Statements

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Financial Condition
(Unaudited)

                                  September 30,       December 31,     September 30,
(Dollars in thousands)                    1996               1995              1995

ASSETS
Finance receivables, net          $  1,832,268        $ 1,888,788      $  1,772,098
Investment securities                  110,529            120,952           116,125
Cash and cash equivalents               19,308              7,208            10,883
Property and equipment, less accumulated
depreciation and amortization: 1996,
$20,377; 1995, $19,249 and $18,707      10,435             11,309            11,673
Deferred charges                        12,117             11,570            12,868
Excess of cost over equity of
companies acquired, less
accumulated amortization: 1996,
$50,283; 1995, $45,028 and $43,276      56,728             61,983            63,735
Other assets                            29,472             11,951            12,151
 TOTAL ASSETS                     $  2,070,857        $ 2,113,761      $  1,999,533

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Short-term debt                   $    403,057        $   312,876      $    212,695
Long-term debt                       1,198,849          1,003,809         1,016,715
  Total debt                         1,601,906          1,316,685         1,229,410
Accounts payable and other
 liabilities                            37,643             42,315            38,416
Due to affiliate                                          237,576           228,516
Federal and state income taxes           6,980              8,883            13,020
Insurance claims and benefits reserves   7,580              7,900             7,858
Unearned insurance premiums and
  commissions                           56,676             56,604            54,899
     Total liabilities               1,710,785          1,669,963         1,572,119

Stockholder's equity
Common stock: $1.00 par value;
  10,000 shares authorized; 1,000
  shares issued and outstanding              1                  1                 1
Paid-in capital                         44,894             44,894            44,894
Retained earnings                      316,035            398,364           382,707
Net unrealized holding gain (loss)
on investment securities                  (858)               539              (188)
     Total stockholder's equity        360,072            443,798           427,414

 TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY            $  2,070,857       $  2,113,761       $ 1,999,533

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Operations and Retained Earnings
(Unaudited)

                                For the Three Months       For the Nine Months
                                Ended September 30,        Ended September  30,

(Dollars in thousands)           1996          1995          1996         1995
Loan interest and fee income $ 85,264      $ 84,857     $ 258,328    $ 251,546
Investment securities income    1,948         1,857         5,705        5,637
 Total interest income         87,212        86,714       264,033      257,183

Interest and debt expense      26,864        25,717        78,586       78,220

Net interest income before
 provision for credit losses   60,348        60,997       185,447      178,963

Provision for credit losses    15,153        11,520        43,142       31,238

 Net interest income           45,195        49,477       142,305      147,725

Other operating income
 Net insurance operations
  and other income              5,873         7,049        18,804       21,090

Other expenses
 Personnel costs               17,155        16,076        52,857       50,171
 Occupancy expense              2,363         2,578         7,054        7,682
 Advertising expense              813         1,283         2,788        3,625
 Amortization of excess
 cost over equity of companies
 acquired                       1,752         1,752         5,255        5,255
 Other operating expenses       9,926         8,848        22,686       28,647
                               32,009        30,537        90,640       95,380
Income before income taxes     19,059        25,989        70,469       73,435

Provision for federal and
 state income taxes             7,458        10,283        27,806       29,110

Net income                     11,601        15,706        42,663       44,325

Retained Earnings
 Beginning of period          386,434       374,501       398,364      360,882
 Dividends paid               (82,000)       (7,500)     (109,800)     (22,500)
Transfer to Great Western Bank,
   A Federal Savings Bank                                 (15,192)
 End of period               $316,035     $ 382,707    $  316,035    $ 382,707

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                       For the Three Months      For the Nine Months
                                       Ended September 30,       Ended September 30,

(Dollars in thousands)                   1996         1995         1996       1995
Cash flows from operating activities
 Net income                           $ 11,601    $ 15,706     $ 42,663   $ 44,325
 Adjustments to reconcile net
 income to net cash provided by
operating activities
   Provision for credit losses          15,154      11,520       43,143     31,238
   Depreciation and amortization         3,174       2,999        9,723      9,639
   Deferred income taxes                    22         (46)       1,036     (1,814)
   Increase (decrease) in
   Accounts payable and other
   liabilities                          (3,243)    (13,698)      (4,672)    (7,332)
   Unearned insurance premiums
   and commissions and insurance
   claims and benefits reserves         (1,717)        808         (248)     1,075
   Currently payable income taxes       (1,771)     11,526       (1,903)    12,599
   Decrease (increase) in other assets  (7,845)     (1,480)     (17,521)     8,694

 Net cash provided by operating
  activities                            15,375      27,335       72,221     98,424

Cash flows from investing activities
 Investment securities purchased       (12,102)    (15,358)     (28,490)   (30,961)
 Investment securities matured          10,476      11,168       36,488     26,714
 Finance receivables originated
   or purchased                       (343,486)   (407,232)    (888,697)  (962,187)
 Finance receivables repaid or sold    320,806     378,193      900,913    910,117
 Net change in property and equipment     (109)       (100)        (435)      (341)

 Net cash provided by (used in)
  investing activities                 (24,415)    (33,329)      19,779    (56,658)

Cash flows from financing activities
 Net change in commercial paper         (2,221)    (72,591)      90,181     33,610
 Proceeds from issuance
  of long-term debt                    199,894      99,909      299,735     99,909
 Repayments of long-term debt         (100,000)    (21,000)    (105,000)  (176,000)
 Net change in due to affiliate                      7,513     (237,576)    25,301
 Dividends paid                        (82,000)     (7,500)    (109,800)   (22,500)
 Transfer to Great Western Bank,
    A Federal Savings Bank                                      (15,192)
 Other, net                             (1,648)       (585)      (2,248)      (931)
 Net cash provided by (used in)
  financing activities                  14,025       5,746      (79,900)   (40,611)

 Net increase (decrease) in cash
 and cash equivalents                    4,985        (248)      12,100      1,155

Cash and cash equivalents
 Beginning of period                    14,323      11,131        7,208      9,728

 End of period                        $ 19,308    $ 10,883     $ 19,308   $ 10,883

Supplemental disclosures of cash
 flow information
 Interest paid                        $ 32,400    $ 31,948     $ 83,319   $ 85,892
 Intercompany payment in
 lieu of federal and state
 income taxes                           15,463       2,244       35,206     17,758

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

Note 2 Ownership

The Company is an indirect, wholly-owned subsidiary of Great Western Financial Corporation ("GWFC").

Note 3 Related Party Transaction

On April 30, 1996, Great Western Bank, a Federal Savings Bank ("GWB"), also a wholly owned subsidiary of GWFC, transferred to the Company a portion of its consumer finance business, hereinafter referred to as Great Western Financial Services ("GWFS"). In accordance with Interpretation Number 39, "Transfers and Exchanges of Companies under Common Control," to Accounting Principles Opinion Number 16, "Business Combinations," the acquisition has been accounted for in a manner similar to a pooling of interests. Accordingly, the assets acquired and liabilities assumed have been recorded at historical cost and prior period financial statements of the Company have been restated for the acquisition. Eliminations have been made for material intercompany transactions between the combined entities.

GWFS was comprised primarily of approximately $242 million in net consumer finance receivables. The Company paid fair value (as determined by independent appraisal) of approximately $252 million in cash raised through the issuance of commercial paper. The Company accounted for the approximate $10 million premium as a dividend to GWFC. Additionally, at the purchase date, the Company recorded a transfer to GWB of approximately $15 million, representing the accumulated earnings of GWFS at that date.

ARISTAR, INC.  and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Note 4 Insurance Recovery

In May 1996, the Company filed a fidelity bond claim in the amount of $7.4 million for the recovery of fraudulently over-billed marketing costs which had occurred over a number of years. The insurer has acknowledged coverage of the claim subject to its final verification of the loss. The Company is continuing to investigate the matter and may file additional claims with the insurer for amounts not reflected herein. The $7.4 million recovery has been reflected as a reduction of other operating expenses in the accompanying statement of operations and retained earnings for the nine months ended September 30, 1996.

Note 5 Finance Receivables

Finance receivables consist of the following:

                                       September 30,   December 31, September 30,
(Dollars in thousands)                         1996           1995          1995
Consumer finance receivables
    Real estate secured loans          $    769,854   $    714,173   $   687,350
    Other instalment loans                1,049,189      1,174,444     1,091,796
    Retail instalment contracts             370,992        387,870       357,462
    Gross finance receivables             2,190,035      2,276,487     2,136,608

Less:   Unearned finance charges and
        deferred loan fees                 (305,206)      (337,560)     (317,308)
        Allowance for credit losses         (52,561)       (50,139)      (47,202)

    Finance receivables, net           $  1,832,268   $  1,888,788   $ 1,772,098

Activity in the Company's allowance for credit losses is as follows:

                                  Three Months Ended      Nine Months Ended
                                    September 30,            September 30,
(Dollars in thousands)             1996         1995        1996       1995
Balance, beginning of period   $ 52,179     $ 47,241     $ 50,139    $ 47,835
Provision for credit losses      15,154       11,520       43,143      31,238
Amounts charged off             (18,819)     (15,981)     (53,912)    (44,822)
Recoveries                        3,938        3,879       12,229      12,051
Allowances on notes purchased       109          543          962         900
Balance, end of period         $ 52,561     $ 47,202     $ 52,561    $ 47,202

ARISTAR, INC. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Note 6 Long-term Debt

Long-term debt at September 30, 1996 was comprised of:

(Dollars in thousands)

Senior Notes and Debentures       $       999,280
Senior Subordinated Notes
 and Debentures                           199,569
                                  $     1,198,849

Item 2. MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

The Company's average net finance receivables outstanding were $92.9 million, or 5.18%, greater in the nine months ended September 30, 1996, than the same period of 1995, while, as a reflection of interest rate and competitive pressures, the overall portfolio yield decreased 0.44%. As a result, loan interest and fee income increased $6.8 million, or 2.7%, for the nine months ended September 30, 1996, over the nine months ended September 30, 1995. Income from investment securities increased $68 thousand, or 1.2%, over the first nine months of 1996, as compared to the same period of 1995. As a result, total interest income increased by $6.9 million, or 2.7%, over the same period of 1995. Average debt outstanding increased $208.3 million, or 16.9%, and the weighted average interest rate on such debt decreased by 118 basis points, resulting in an increase in interest and debt expense of $366 thousand, or 0.5%, for the nine months ended September 30, 1996, as compared to the same 1995 period. These factors resulted in an increase in net interest income before provision for credit losses of $6.5 million, or 3.6%.

During the nine months ended September 30, 1996, the Company issued the following Senior notes: in June, $100 million at 7.25% maturing in 2001; in July, $100 million at 6.75% maturing in 1999; and, in August, $100 million at 6.75% maturing in 2001. The proceeds were used to reduce outstanding commercial paper, which had been issued to fund $100 million of the purchase price of the acquisition described in Note 3 to the accompanying financial statements; to pay $100 million of 6.25% Senior Notes at their July 15, 1996 maturity; to fund a $75 million dividend; and for general corporate purposes.

The provision for credit losses for the nine months ended September 30, 1996 was 3.05% as an annualized percentage of average net finance receivables for that period, as compared to 2.32% for the same 1995 period. The increase in provision rate reflects management's assessment of the quality of the Company's receivables portfolio at this time including current economic trends, loan portfolio agings, historical loss experience and evaluation of collateral.

Personnel expenses were $2.7 million, or 5.4%, higher in the nine month period ended September 30, 1996 as compared to the same 1995 period. This is primarily due to normal compensation increases.

Other operating expenses were $6.0 million, or 20.8%, lower in the nine months ended September 30, 1996 as compared to the same 1995 period, primarily because of a $7.4 million insurance recovery resulting from fraudulently over-billed marketing costs which had occurred over a number of years. (See Note 4 to the accompanying financial statements.) Productivity, defined as the ratio of operating and administrative expenses (before deferral of direct loan costs and the above described insurance recovery) to average outstanding finance receivables, improved to 7.3% in the first nine months ended September 30, 1996 as compared to 7.6% in the first nine months of 1995.

PART II.  OTHER INFORMATION


Item 5.   Other Information

 The calculation of the Company's ratio of earnings to fixed charges as of the dates indicated is shown below:

                                 Nine Months             Year     Nine Months
                                       Ended            Ended           Ended
                                September 30,     December 31,   September 30,
(Dollars in thousands)                  1996             1995            1995
Income before income taxes      $     70,469      $    99,108    $     73,435

Fixed charges:
  Interest and debt expense on
 all indebtedness                     78,586          104,050          78,220

Appropriate portion of
     rentals (33%)                     1,906            3,238           2,328

Total fixed charges                   80,492          107,288          80,548

Earnings available for
 fixed charges                  $    150,961      $   206,396    $    153,983

Ratio of earnings
 to fixed charges                       1.88             1.92            1.91

PART II. OTHER INFORMATION

 The calculation of the Company's ratio of earnings to fixed charges as of the dates indicated is restated below:

                                             Year Ended December 31,


                                    1994         1993        1992       1991
(Dollars in thousands)
Income before income taxes      $ 93,806     $ 84,865    $ 82,020   $ 67,996

Fixed charges:
 Interest and debt expense on
 all indebtedness                 93,831       90,352      93,543     87,970

 Appropriate portion of
  rentals (33%)                    2,900        3,161       2,631      2,389

Total fixed charges               96,731       93,513      96,174     90,359

Earnings available for
 fixed charges                  $190,537     $178,378    $178,194   $158,355

Ratio of earnings
 to fixed charges                   1.97         1.91        1.85       1.75

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

   (2) (a) Agreement dated as of April 30, 1996, between Great Western Bank and First Community Financial Services, Inc. (1)
       (b)   Amendment to Exhibit (2) (a) dated as of August 31, 1996.
       (c) Agreement dated as of April 30, 1996, between Great Western Bank and Blazer Financial Services, Inc. (1)
       (d)   Amendment to Exhibit (2) (c) dated as of August 31, 1996.
       (e) Agreement dated as of April 30, 1996, between Great Western Bank and Blazer Financial Services, Inc. of Florida. (1)
       (f)   Amendment to Exhibit (2) (e) dated as of August 31, 1996.

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


          (b)   Reports on Form 8-K

                On August 2, 1996, the Company filed a Current Report on Form 8-K, dated July 31, 1996, disclosing, under item
                (7) thereof, the terms of the issuance of $100,000,000 aggregate principal amount of its 6.75% senior notes maturing May 15, 1999.

                On August 12, 1996, the Company filed a Current Report on Form 8-K, dated August 8, 1996, disclosing, under item (7) thereof, the terms of the issuance of $100,000,000 aggregate principal amount of its 6.75% senior notes maturing August 15, 2001.

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ARISTAR, INC.

Date: November 13, 1996                 By: /s/ James A. Bare
                                            James A. Bare
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Chief Accounting Officer)