Form 10-K
period 1996-12-31
ARISTAR INC
filed 1997-03-14
CIK 7214

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-K


(Mark One)
     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
     ACT OF 1934  For the fiscal year ended December 31, 1996
                                OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     7  % Senior Notes due June 15, 2001   New York Stock Exchange
71/2 % Senior Subordinated Notes due July 1, 1999New York Stock Exchange

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

The aggregate market value of Common Stock held by non-affiliates:      None
As of February 28, 1997, there were 1,000 shares of Common Stock outstanding.

Documents incorporated by reference:            None

Registrant meets the conditions set forth in General Instruction (I)(1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                         ARISTAR, INC.

                   ANNUAL REPORT ON FORM 10-K


                       Table of Contents



                                                              Page
                              PART I


Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . .3
Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . .7
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . .8


                             PART II

Item 5.   Market for the Registrant's Common Equity
           and Related Stockholder Matters . . . . . . . . . . .8
Item 7.   Management's Analysis of the Results of Operations
           for the Year Ended December 31, 1996. . . . . . . . .8
Item 8.   Financial Statements and Supplementary Data. . . . . 10
Item 9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure . . . . . . . . 31

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and
           Reports on Form 8-K . . . . . . . . . . . . . . . . 31


Note: Items 4, 6, 10, 11, 12 and 13 are not included as per conditions met by Registrant set forth in General Instruction I(1)(a) and (b) of Form 10-K.

                              PART I

Item 1.    Business

Aristar, Inc. (the "Company"), incorporated in Delaware in 1986 as a successor to a company incorporated in 1927, is a holding company headquartered in Tampa, Florida whose subsidiaries are engaged in the consumer financial services business. All of the Company's equity securities are owned indirectly by Great Western Financial Corporation ("GWFC").

The Company's operations consist principally of a network of approximately 500 branch offices located in 23 states, primarily in the Southeastern United States and in California. These offices generally operate under the names Blazer Financial Services, City Finance Company, and First Community Financial Services.

The Company makes direct consumer instalment loans and purchases retail instalment contracts from local retail establishments. These consumer credit transactions are primarily for personal, family or household purposes. The Company also engages in the industrial banking business through its subsidiaries in Colorado and Utah. In addition to making direct consumer instalment loans and purchasing retail instalment contracts, these subsidiaries also take customers' savings deposits.

Instalment loans written in 1996 had original terms ranging from 12 to 360 months and averaged 72 months. For the year ended December 31, 1996, 59% of the volume of all instalment loans was either unsecured or secured by guarantors, luxury consumer goods, automobiles or other personal property, with the remaining 41% being secured by real estate. While the interest yield on real estate loans is generally lower than for other direct loans, such loans are typically larger and the ratio of cost to amounts loaned is lower. Additionally, credit loss experience on real estate loans has been significantly lower than on other loan types.

Retail instalment sales contracts are generally acquired without recourse to the originating merchant and provide a vehicle for developing future loan business. Where these contracts result from the sale of consumer goods, payment is generally secured by such goods, and, in some cases, a portion of the purchase price is withheld from the merchant pending satisfactory payment of the obligation. Contracts are typically written with original terms from 3 to 60 months and for 1996 had an average original term of 26 months.

At December 31, 1996, the average portfolio yield written by loan type was as follows:

                                     Average Yield

     Real Estate Secured Loans               12.3%
     Other Direct Loans                      24.7%
     Retail Instalment Sales Contracts       18.7%

Portfolio Composition

The following table provides an analysis by type of the Company's notes and contracts receivable (net of unearned finance charges and deferred loan fees) at the dates shown:


                                                     December 31,
(Dollars in thousands)                      1996           1995          1994
Notes and Contracts Receivable      $  2,185,903     $2,133,065   $ 1,994,903
Type as a percent of
 Total Receivables
  Real Estate Secured Loans                 40.7%          37.0%         36.4%
  Other Direct Loans                        42.6           46.1          46.3
  Retail Instalment Sales Contracts         16.7           16.9          17.3
                                           100.0%         100.0%        100.0%

Notes and contracts written including balances renewed, but excluding bulk purchases, for the years ended December 31, 1996, 1995 and 1994 totaled $1.96 billion, $2.10 billion and $2.0 billion, respectively.

Credit Loss Experience

The Company closely monitors portfolio delinquency in measuring the quality of the portfolio and the potential for ultimate credit losses. Under the Company's policy, non-real estate secured delinquent accounts are charged off when they become 180 days contractually delinquent (120 days prior to October 1, 1996). Collection efforts continue after an account has been charged off until the customer obligation is satisfied or until it is determined that the obligation is not collectible or that the cost of continuing collection efforts will not be offset by the potential recovery.

The following table sets forth the credit loss experience for the past three years and the allowance for doubtful accounts at the end of each year:

                                           Year Ended December 31,
(Dollars in thousands)                   1996            1995           1994
Allowance for Doubtful Accounts
 at End of Year                      $ 70,045       $  55,568      $  53,217
Percent of Year-End Net Receivables       3.2%            2.6%           2.7%

Provision for Credit Losses            58,800          48,500         41,900

Amounts Charged-Off Net of Recoveries:
 Amount                                46,418          47,879         39,680
 Percent of Average Net Receivables(1)    2.2%            2.4%           2.2%

(1) Average of notes and contracts receivable (net of unearned finance charges) at each month end during the period.



Accounts past due 60 days and over, based on contract payments, were as follows as of the end of each of the past three years:

                                                     December 31,
(Dollars in thousands)                   1996            1995           1994

Amount                              $  63,661      $   42,921      $  35,320
Percent of Year-End Gross
  Receivables                             2.5%            1.7%           1.5%


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

The table below sets forth certain percentages relative to the spread between interest the Company received on the loan portfolio and interest expense for each of the last three years:

                                          Year Ended December 31,
                                         1996            1995            1994
Ratio to Average Net Receivables:
 Interest and Fee Income                 17.7%           18.3%           18.5%
 Interest and Debt Expense                5.8             5.8             5.5

Gross Spread                             11.9%           12.5%           13.0%

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


Ratio of Earnings to Fixed Charges

The Company's ratio of earnings to fixed charges, which represents the number of times fixed charges were covered by earnings, was 1.80 in 1996, 1.91 in 1995,
1.96 in 1994, 1.90 in 1993 and 1.83 in 1992. For purposes of computing this ratio, earnings consist of income from operations before income taxes and, in 1992, before the cumulative effect of a change in accounting method, plus fixed charges. Fixed charges consist of interest and debt expense and an appropriate portion of rentals.

Governmental Regulation

The Company's operations are, for the most part, regulated by federal and state consumer finance laws or similar legislation. All of the states in which finance subsidiaries of the Company are licensed to do business have laws, which vary from state to state, regulating the consumer finance business.
These laws, among other things, typically limit the size of loans, set maximum interest rates and maximum maturities and regulate certain lending and collection activities. Although consumer finance laws have been in effect for many years, amending and new legislation is frequently proposed. The Company is unable to predict whether or when any such proposals might ultimately be enacted into law or to assess the impact any such enactment might have on the Company. In addition, as they accept customers' deposits, the two banking subsidiaries are subject to regulation by the Federal Deposit Insurance Corporation and the relevant state banking authorities.

The Company has been named as a defendant in a number of class action suits, in which various industry-wide practices arising from routine business activities are being challenged and various damages are being sought. The Company believes that its practices are permissible under state and federal laws and will defend these suits accordingly.

Competition

The consumer financial services business is highly competitive. The Company's principal competitors are other local, regional and national finance companies, banks, credit unions, savings associations, and other similar financial institutions.

Employees

The Company employs approximately 2,400 full-time employees. None of these employees are represented by a union. Management considers relations with its employees to be satisfactory.

Item 2.   Properties

The Company owns its 71,000 square foot headquarters building on 6 acres of land, which it built in 1994 at a total cost of approximately $8 million.

The Company's branch offices, located in 23 states, are leased typically for terms of three to five years with options to renew. Typical locations include shopping centers, office buildings and storefronts, generally of relatively small size sufficient to accommodate a staff of four to eight employees.

See Note 13 to the Consolidated Financial Statements for additional information on rental expense and lease commitments.

Item 3.  Legal Proceedings

The Company and its subsidiaries are involved in litigation incidental to their businesses. It is management's opinion that the aggregate liability arising from the disposition of all such pending litigation will not have a material adverse effect on the Company.

                             PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

The Company is an indirect wholly-owned subsidiary of GWFC and the Company's common stock is not traded on any national exchange or in any other established market.

Payment of dividends is within the discretion of the Company's Board of Directors. Provisions of certain of the Company's debt agreements restrict the payment of dividends to a maximum prescribed proportion of cumulative earnings and contributed capital and otherwise provide for the maintenance of minimum levels of equity and maximum leverage ratios. The Company declared and paid dividends on a quarterly basis, totaling $116.8 million during 1996 and $22.5 million during 1995.

Item 7. Management's Analysis of the Results of Operations for the Year Ended December 31, 1996

The Company's average net finance receivables grew $98.5 million, or 5.0%, in 1996, while, as a reflection of interest rate and competitive pressures, the overall portfolio yield decreased .54% as compared to the prior year. As a result, loan interest and fee income increased $6.9 million, or 1.9%, for the year ended December 31, 1996, as compared to the prior year. Income from investment securities increased $382 thousand, or 4.3%, over the prior year. As a result, total interest income increased by $7.2 million, or 2.0%, over the prior year. Average debt outstanding increased $208.3 million, or 16.9%, and the weighted average interest rate on such debt decreased by 94 basis points, resulting in an increase in interest and debt expense of $5.8 million, or 5.1%, for the year ended December 31, 1996, as compared to 1995. These factors resulted in an increase in net interest income before provision for credit losses of $1.4 million, or 0.6%.

During 1996, the Company issued the following senior notes: in June, $100 million at 7.25% maturing in 2001; in July, $100 million at 6.75% maturing in 1999; in August, $100 million at 6.75% maturing in 2001; and, in December, $150 million at 6.125% maturing in 2000. The respective proceeds were used as follows: to reduce outstanding commercial paper issued to fund the purchase price of the Company's acquisition of Great Western Financial Services as described in Note 3 to the accompanying financial statements; to reduce outstanding commercial paper issued to pay $100 million of 6.25% senior notes at their July 15, 1996 maturity; to reduce outstanding commercial paper; and, to fund the purchase price of the Company's acquisition of Blazer Financial Corporation ("BFC") as described in Note 3 to the accompanying financial statements, to repay approximately $69.6 million of outstanding intercompany indebtedness owed by BFC and its subsidiaries to Great Western Bank, and for general corporate purposes.

The provision for credit losses for the year ended December 31, 1996 was 2.81% as an annualized percentage of average net finance receivables for that period, as compared to 2.44% for 1995. The increase in provision rate reflects management's assessment of the quality of the Company's receivables portfolio at this time including current economic trends, loan portfolio agings, historical loss experience and evaluation of collateral.

Personnel expenses were $3.8 million, or 5.6%, higher in 1996 as compared to 1995. This is primarily due to normal compensation increases.

Other operating expenses were $4.7 million, or 12.1%, lower in 1996 as compared to 1995, primarily because of an $8.0 million insurance recovery resulting from fraudulently over-billed marketing costs which had occurred over a number of years. (See Note 4 to the accompanying financial statements.) Productivity, defined as the ratio of operating and administrative expenses (before deferral of direct loan costs and the above described insurance recovery) to average outstanding finance receivables, improved to 6.9% in 1996 as compared to 7.0% in 1995.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholder of Aristar, Inc.

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations and retained earnings and of cash flows present fairly, in all material respects, the financial position of Aristar, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 3, during 1996, the Company acquired two businesses from affiliated companies. Both transactions were accounted for in a manner similar to a pooling of interests, which gave retroactive effect to these acquisitions.


PRICE WATERHOUSE LLP
Tampa, Florida
January 17, 1997

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Financial Condition

(Dollars in thousands)                December 31, 1996   December 31, 1995
ASSETS
Finance receivables, net                $     2,115,858     $     2,077,497
Investment securities                           137,072             140,240
Cash and cash equivalents                        22,660              14,399
Property and equipment, less accumulated
 depreciation and amortization: 1996,
 $21,528; 1995, $19,961                          10,338              11,484
Deferred charges                                 11,956              11,570
Excess of cost over equity of
 companies acquired, less accumulated
 amortization: 1996, $52,638; 1995, $45,575      56,655              63,718
Other assets                                     37,319              13,855

   TOTAL ASSETS                         $     2,391,858     $     2,332,763

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities
Short-term debt                         $       398,006     $       312,876
Long-term debt                                1,352,770           1,003,809
   Total debt                                 1,750,776           1,316,685
Customer deposits                               146,138             160,772
Accounts payable and other liabilities           46,366              67,679
Due to affiliate                                                    237,576
Federal and state income taxes                   13,836              11,602
Insurance claims and benefits reserves            7,702               7,900
Unearned insurance premiums and
 commissions                                     57,800              56,865
     Total liabilities                        2,022,618           1,859,079

Commitments and contingencies
 (Notes 13 and 14)

Stockholder's equity
Common stock: $1.00 par value;
 10,000 shares authorized: 1,000
 shares issued and outstanding                        1                   1
Paid-in capital                                  44,894              44,894
Retained earnings                               323,969             428,273
Net unrealized holding gain on
 investment securities                              376                 516
     Total stockholder's equity                 369,240             473,684

   TOTAL LIABILITIES AND
    STOCKHOLDER'S EQUITY                $     2,391,858        $  2,332,763

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Operations and Retained Earnings

                                             Year Ended December 31,
(Dollars in thousands)                      1996            1995         1994
Loan interest and fee income       $     370,314      $  363,448    $ 342,329
Investment securities income               9,183           8,801        6,766
    Total interest income                379,497         372,249      349,095

Interest and debt expense                120,758         114,917      102,224

Net interest income before
    provision for credit losses          258,739         257,332      246,871

Provision for credit losses               58,800          48,500       41,900

    Net interest income                  199,939         208,832      204,971

Other operating income
    Net insurance operations
     and other income                     27,205          29,235       28,640

Other expenses
    Personnel expenses                    71,724          67,938       68,633
    Occupancy expense                      9,919          10,681       10,182
    Advertising expense                    4,848           5,873        5,760
    Amortization of excess cost over
     equity of companies acquired          7,063           7,065        7,069
    Other operating expenses              34,072          38,768       40,656
                                         127,626         130,325      132,300

Income before income taxes                99,518         107,742      101,311

Provision for federal and
  state income taxes                      37,000          42,445       37,200

Net Income                                62,518          65,297       64,111

Retained earnings
    Beginning of year                    428,273         385,476      346,365
    Dividends                           (116,800)        (22,500)     (25,000)
    Transfer to Great Western Bank,
     A Federal Savings Bank              (15,192)
    Transfer to Great Western
       Financial Corporation             (34,830)
    End of year                    $     323,969      $  428,273    $ 385,476

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Cash Flows

                                               Year Ended December 31,
(Dollars in thousands)                          1996        1995          1994
Cash flows from operating activities
 Net income                               $   62,518   $  65,297     $  64,111
 Adjustments to reconcile net income to
   net cash provided by operating activities
   Provision for credit losses                58,800      48,500        41,900
   Depreciation and amortization              13,523      13,148        15,466
   Deferred income taxes                     (16,188)        (13)       (1,170)
   Increase (decrease) in
    Accounts payable and other liabilities   (21,313)    (30,432)       (8,096)
    Unearned insurance premiums and
       commissions and insurance claims
       and benefits reserves                     737       2,900         3,171
       Currently payable income taxes         18,455       4,511        (4,388)
   (Increase) decrease in other assets       (23,464)     10,021        (9,924)

    Net cash provided by operating
      activities                              93,068     113,932       101,070

Cash flows from investing activities
 Investment securities purchased             (40,331)    (55,884)      (52,229)
 Investment securities matured                43,317      43,223        31,838
 Finance receivables originated
   or purchased                           (1,407,334) (1,484,545)   (1,418,656)
 Finance receivables repaid or sold        1,308,184   1,299,233     1,212,149
 Net change in property and equipment           (665)       (602)       (4,041)

   Net cash used in investing activities     (96,829)   (198,575)     (230,939)

Cash flows from financing activities
   Net change in commercial paper and other
     short-term borrowings                    85,130     133,791      (100,522)
 Proceeds from issuance of long-term debt    453,539      99,909       249,625
 Long-term debt issue costs                   (2,615)     (1,162)       (1,657)
 Repayments of long-term debt               (105,000)   (189,000)      (50,000)
 Net change in customer deposits             (14,634)     30,719       (10,264)
 Net change in due to affiliate             (237,576)     34,361        61,963
 Dividends paid                             (116,800)    (22,500)      (25,000)
 Transfer to Great Western Bank,
   A Federal Savings Bank                    (15,192)
 Transfer to Great Western
   Financial Corporation                     (34,830)

  Net cash provided by financing
   activities                                 12,022     86,118        124,145

Net increase (decrease) in cash
  and cash equivalents                         8,261      1,475         (5,724)

Cash and cash equivalents
 Beginning of year                            14,399     12,924         18,648
 End of year                            $     22,660  $  14,399     $   12,924

Supplemental disclosures of
  cash flow information
   Interest paid                        $    118,038  $ 113,665     $  100,949
 Intercompany payments in lieu of
   federal and state income taxes             49,612     35,339         45,718

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Notes to Consolidated Financial Statements


Note 1     Ownership and Operations

Aristar, Inc. is an indirect, wholly-owned subsidiary of Great Western Financial Corporation ("GWFC"). Aristar, Inc. and its subsidiaries, all of which are wholly-owned, are referred to hereinafter as the "Company."

The Company is engaged primarily in the consumer financial services business and its operations consist principally of a network of approximately 500 branch offices located in 23 states, primarily in the Southeastern United States and in California. These offices generally operate under the names Blazer Financial Services, City Finance Company, and First Community Financial Services. The Company makes direct consumer instalment loans and purchases retail instalment contracts from local retail establishments. These consumer credit transactions are primarily for personal, family or household purposes. The Company also engages in the industrial banking business through its subsidiaries in Colorado and Utah. In addition to making direct consumer instalment loans and purchasing retail instalment contracts, these subsidiaries also take customers' savings deposits.

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

Losses on loans are charged to the allowance for credit losses based upon the number of days delinquent or when collectibility becomes questionable and the underlying collateral, if any, is considered insufficient to liquidate the loan
balance (see Note 5).    Non-real estate secured delinquent loans are generally
charged off when they are 180 days contractually delinquent (120 days prior to October 1, 1996). Recoveries on previously written-off loans are credited to the allowance.

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

Fair Value Disclosures.   Quoted market prices are used, where available, to
estimate the fair value of the Company's financial instruments. Because no quoted market prices exist for a significant portion of the Company's financial instruments, fair value is estimated using comparable market prices for similar instruments or using management's estimates of appropriate discount rates and cash flows for the underlying asset or liability. A change in management's assumptions could significantly affect these estimates; accordingly, the Company's fair value estimates are not necessarily indicative of the value which would be realized upon disposition of the financial instruments.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

 Finance receivables.   The approximate fair value of finance receivables is
 estimated by discounting the future cash flows using current rates at which similar loans would be made with similar maturities to borrowers with similar credit ratings. The fair value is not adjusted for the value of potential loan renewals from existing borrowers.

 Investment securities.   Fair values for investment securities are based on
 quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

 Debt.   The carrying amount reported in the statement of financial condition for short-term debt approximates its fair value given its brief maximum term. The approximate fair value of long-term debt is estimated using rates currently available to the Company for debt with similar terms and remaining maturities.

 Deposit liabilities.   The fair values disclosed for fixed-rate savings
 certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected maturities on time deposits. The fair values disclosed for savings and money market accounts are, by definition, equal to the amount payable on demand at the reporting date.

Note 3 Transfers from Related Parties

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

On December 31, 1996, GWFC transferred to the Company a portion of its consumer banking business, hereinafter referred to as Blazer Financial Corporation ("BFC"). BFC was comprised primarily of approximately $229 million in net consumer finance receivables and $147 million in customer deposits. The Company recorded, at the purchase date, a transfer to GWFC of approximately
$35 million, representing the accumulated earnings of BFC at that date.

In accordance with Interpretation Number 39, "Transfers and Exchanges of Companies under Common Control," to Accounting Principles Opinion Number 16, "Business Combinations," both of the above-described acquisitions have been accounted for in a manner similar to a pooling of interests. Accordingly, the assets acquired and liabilities assumed have been recorded at historical cost and prior period financial statements of the Company have been restated for the acquisitions. Eliminations have been made for material intercompany transactions between the combined entities.

In connection with the GWFS transaction, the Company previously restated its financial statements to give retroactive effect to the pooling. The following table summarizes the impact of the BFC transaction on the Company's net interest income, income before income taxes and net income.

                                 Net Interest      Income Before        Net
                                     Income        Income Taxes        Income
1995
Aristar, as restated for
 the GWFS transaction            $   194,768        $   99,108       $  59,982
BFC, net of eliminations              14,064             8,634           5,315
 Aristar, as restated            $   208,832        $  107,742       $  65,297


1994
Aristar, as restated for
 the GWFS transaction            $   192,403        $   93,806       $  59,502
BFC, net of eliminations              12,568             7,505           4,609
 Aristar, as restated            $   204,971        $  101,311       $  64,111


The following table summarizes the impact of the BFC transaction on the Company's previously reported retained earnings at January 1:

                                    Retained Earnings, beginning of period

                                      1996            1995            1994
Aristar, as restated for
 the GWFS transaction            $   398,364      $  360,882      $   326,380
BFC, net of eliminations              29,909          24,594           19,985
 Aristar, as restated            $   428,273      $  385,476      $   346,365


Note 4  Insurance Recovery

In May 1996, the Company filed a fidelity bond claim, subsequently paid by the insurer, in the amount of $8.0 million for the recovery of fraudulently over-billed marketing costs which had occurred over a number of years. The $8.0 million recovery has been reflected as a reduction of other operating expenses in the accompanying statement of operations and retained earnings for the year ended December 31, 1996.

Note 5  Finance Receivables

Finance receivables at December 31, 1996 and 1995 are summarized as follows:
(Dollars in thousands)                              1996                1995
Consumer finance receivables
  Real estate secured loans                  $   994,097        $    891,092
  Other consumer finance instalment loans      1,109,143           1,182,891
  Retail instalment contracts                    400,530             397,977

    Gross consumer finance receivables         2,503,770           2,471,960
Less:   Unearned finance charges and
        deferred loan fees                      (317,867)           (338,895)
        Allowance for credit losses              (70,045)            (55,568)
Net consumer finance receivables             $ 2,115,858        $  2,077,497

The amount of gross nonaccruing receivables included above was approximately $45.6 million and $25.8 million at December 31, 1996 and 1995, respectively.

Contractual maturities, net of unearned finance charges and deferred loan fees, at December 31, 1996 are as follows:
                                              Over 1
                                                 But
                                Within        Within          Over
                                1 year       5 years       5 years       Total
(Dollars in thousands)

Real estate secured loans   $  134,226    $  346,148    $  409,596  $  889,970
Other consumer finance
 instalment loans              443,148       486,371           458     929,977
Retail instalment contracts    129,970       235,777           209     365,956
                            $  707,344    $1,068,296    $  410,263  $2,185,903

Consumer finance receivables have maximum terms of 360 months, while retail contracts have maximum terms of 60 months. The weighted average contractual term of all loans and contracts written during the years ended December 31, 1996 and 1995 was 50 months and 46 months, respectively. Experience has shown that a substantial portion of the receivables will be renewed or repaid prior to contractual maturity. Therefore, the tabulation of contractual payments should not be regarded as a forecast of future cash collections. During the years ended December 31, 1996 and 1995, the ratio of principal cash collections to average net consumer finance receivables outstanding was 63% and 65%, respectively. The majority of loans provide for a fixed rate of interest over the contractual life of the loan.

The approximate fair value of the Company's finance receivables (net of unearned finance charges and deferred loan fees) as of December 31, 1996 and 1995 follows:

(Dollars in thousands)                  1996                       1995
                                            Approximate                      Approximate
                              Net Book          Fair          Net Book           Fair
                              Value             Value           Value            Value

Real estate secured loans   $  889,970   $  874,959     $    788,947       $    792,849
Other consumer finance
 installment loans             929,977      908,762          984,228            980,249
Retail instalment contracts    365,956      365,956          359,890            359,890
                            $2,185,903   $2,149,677     $  2,133,065       $  2,132,988

Because the Company primarily lends to consumers, it did not have receivables from any industry group that comprised 10 percent or more of total consumer finance receivables at December 31, 1996.

Activity in the Company's allowance for credit losses is as follows:

                                         Year Ended December 31,
(Dollars in thousands)                 1996           1995           1994
Balance, January 1               $   55,568      $  53,217      $  49,790
Provision for credit losses          58,800         48,500         41,900
Amounts charged off                 (62,615)       (63,936)       (55,249)
Recoveries                           16,197         16,057         15,569
Allowances on notes purchased         2,095          1,730          1,207
Balance, December 31             $   70,045      $  55,568      $  53,217


Note 6   Investment Securities

Investment securities as of December 31, 1996 and 1995 are as follows:

(Dollars in thousands)                December 31, 1996
                                                                    Approximate
                       Original    Amortized     Gross Unrealized        Fair
                         Cost        Cost        Gains     Losses       Value
Government obligations  $19,628     $ 19,513     $  110     $  175    $ 19,448
Corporate obligations    86,339       86,255      1,060        352      86,963
Certificates of deposit
 and other               30,579       30,622        171        132      30,661
                       $136,546     $136,390     $1,341     $  659    $137,072


(Dollars in thousands)                December 31, 1995
                                                                    Approximate
                       Original     Amortized    Gross Unrealized       Fair
                         Cost         Cost       Gains     Losses       Value
Government obligations  $20,621      $ 20,630    $  53     $  209    $  20,474
Corporate obligations    94,739        94,351      984         24       95,311
Certificates of deposit
 and other               24,652        24,405      168        118       24,455
                      $ 140,012      $139,386   $1,205     $  351    $ 140,240

There were no significant realized gains or losses during 1996 or 1995.

The following table presents the maturity of the investment securities at December 31, 1996:

(Dollars in thousands)

                                                                   Approximate
                                            Amortized                  Fair
                                              Cost                    Value
Due in one year or less                    $   31,869              $   31,751
Due after one year through five years          60,317                  60,519
Due after five years through ten years         37,818                  38,435
Due after ten years                             6,386                   6,367
                                           $  136,390              $  137,072

Note 7  Deferred Charges

Deferred charges, net of amortization, as of December 31, 1996 and 1995 are as follows:

(Dollars in thousands)                        1996              1995

Long-term debt issuance costs           $    4,711        $    3,712
Premiums on purchased accounts               7,245             7,858
                                        $   11,956        $   11,570

Amortization of deferred charges for each of the last three years is as follows:

(Dollars in thousands)                       1996           1995          1994

Long-term debt issuance costs           $   1,616     $    1,287      $  1,268
Premiums on purchased accounts              3,495          3,198         3,444
System development costs                                                 1,378


Note 8                           Short-term Debt

Short-term debt at December 31, 1996 and 1995 consisted of commercial paper notes. Such debt outstanding at December 31, 1996 had been issued in the minimum amount of $456,000 and with a maximum original term of 97 days.

The book value of short-term debt at December 31, 1996 approximates its estimated fair value.

Additional information concerning total short-term borrowings is as follows:

                                            Year Ended December 31,
(Dollars in thousands)                 1996            1995              1994
Outstanding during the year
 Maximum amount at any month end  $ 578,743       $ 312,876         $ 287,793
 Average amount                     391,936         210,684           235,682
 Weighted average interest rate         5.2%            6.0%              4.2%

Balance at end of year
 Amount                           $ 398,006       $ 312,876         $ 179,085
 Weighted average interest rate         5.7%            5.9%              6.0%

Weighted average interest rates include the effect of commitment fees.

Short-term notes totaling $66 million and $75 million were issued in December, 1996 and 1995, respectively. The proceeds of these notes were used to purchase investment securities and were repaid through liquidation of these securities in the month following issuance. This short-term debt has been reflected net of the securities balances in the accompanying Consolidated Statements of Financial Condition.

In 1996, the Company entered into a $550 million revolving credit agreement with several domestic and foreign banks. The agreement, which replaced the previous revolving credit agreement of $450 million, has a four-year term with repayment in full of any balance outstanding in August, 2000. This revolving credit agreement has restrictive covenants as described further in Note 9.

There were no borrowings under any of the above-described revolving credit agreements in 1996 or 1995.

On August 16, 1996, the Company obtained a revolving credit line of $2,685,000 from the Federal Home Loan Bank ("FHLB"). Under the revolving credit line, which expires August 15, 1997, interest is payable monthly at FHLB's cash management rate (7.20% at December 31, 1996). At December 31, 1996, there were no outstanding borrowings under the line of credit. Interest expense in 1996 related to the borrowings on the revolving credit line was approximately $14,000.

Note 9    Long-term Debt

Long-term debt at December 31, 1996 and 1995 was comprised of the following:

(Dollars in thousands)                             1996              1995

Senior Debentures and Notes
       6.25%, due July 15, 1996                                $    99,995
       7.375%, due February 15, 1997       $     99,997             99,974
       8.125%, due December 1, 1997              99,909             99,812
       5.75%, due July 15, 1998                 149,922            149,875
       7.875%, due February 15, 1999             99,904             99,864
       6.75%, due May 15, 1999                   99,986
       6.3%, due July 15, 2000                   99,931             99,913
       6.125%, due December 1, 2000             149,610
       7.75%, due June 15, 2001                 149,930            149,917
       7.25%, due June 15, 2001                  99,857
       6.75%, due August 15, 2001                99,917
  Medium Term Notes, Series C, due through
   1996, at interest rates of 8.75% to 8.90%                         5,000


   Total Senior Debt                          1,148,963            804,350

Senior Subordinated Notes and Debentures
  8.875%, due August 15, 1998                    99,948             99,920
  7.5%, due July 1, 1999                         99,659             99,539

     Total Senior Subordinated Debt             199,607            199,459

Federal Home Loan Bank Notes
  4.98%, due December 3, 2001                     4,200

     Total Federal Home Loan Bank Notes           4,200

     Total Long-term Debt                  $  1,352,770       $  1,003,809

Aggregate maturities at December 31, 1996 are as follows:

(Dollars in thousands)

                                      Senior          Federal
                  Senior           Subordinated      Home Loan
                   Debt               Notes          Bank Notes         Total
1997          $       199,906                                       $ 199,906
1998                  149,922     $    99,948                         249,870
1999                  199,890          99,659                         299,549
2000                  249,541                                         249,541
2001                  349,704                        $   4,200        353,904
              $     1,148,963     $   199,607        $   4,200     $1,352,770


The approximate fair value of the Company's long-term debt as of December 31, 1996 and 1995 is as follows:

(Dollars in thousands)

                                  1996                           1995
                        Book         Approximate         Book      Approximate
                        Value        Fair Value          Value     Fair Value

Senior debt         $ 1,148,963     $  1,192,141       $ 804,350    $  834,130
Senior subordinated
  notes                 199,607          215,083         199,459       213,600
Federal Home Loan
  Bank notes              4,200            4,207
                    $ 1,352,770     $  1,411,431      $1,003,809    $1,047,730

The Company has a note payable to the FHLB of Seattle in the amount of $4,200,000. On a specified day each quarter, upon giving the Company a five business day written notice, FHLB has the option to terminate the advance at par. Under the credit agreement, which matures December 3, 2001, interest is payable monthly and determined using a fixed annual interest rate of 4.98%. Interest expense in 1996 related to the above debt was approximately $15,000.

In March, 1995, the Company filed a $600 million shelf registration statement. Under this registration statement, the Company issued in July, 1995, $100 million of 6.3% senior notes maturing July 15, 2000; in June, 1996, the Company issued $100 million of 7.25% senior notes maturing June 15, 2001; in July, 1996, the Company issued $100 million of 6.75% senior notes maturing May 15, 1999;
in August, 1996, the Company issued $100 million of 6.75% senior notes maturing August 15, 2001; and in December, 1996, the Company issued $150 million of 6.125% senior notes maturing December 1, 2000. The respective proceeds of these issues were used as follows: to reduce outstanding commercial paper issued to pay $100 million of 8.55% senior notes at their June 1, 1995 maturity; to reduce outstanding commercial paper issued to fund the purchase price of the Company's acquisition of GWFS as described in Note 3; to reduce outstanding commercial paper issued to pay $100 million of 6.25% senior notes at their July 15, 1996 maturity; to reduce outstanding commercial paper; and, to fund the purchase price of the Company's acquisition of BFC as described in Note 3, to repay approximately $69.6 million of outstanding intercompany indebtedness owed by BFC and its subsidiaries to GWB, and for general corporate purposes.

Provisions of certain of the Company's debt agreements restrict the payment of dividends to a maximum prescribed proportion of cumulative earnings and contributed capital and provide for the maintenance of minimum levels of equity and maximum leverage ratios. At December 31, 1996, approximately $16 million was available under the debt agreement restriction for future dividends.



Note 10                  Customer Deposits

The net book value and approximate fair value of the Company's customer deposits as of December 31, 1996 and 1995 are as follows:

(Dollars in thousands)                1996                        1995
                              Book       Approximate       Book    Approximate
                              Value      Fair Value        Value    Fair Value
Certificates of deposit
 $100,000 and over        $  10,674      $   10,714     $  10,136    $  10,243
Certificates of deposit
 under $100,000             117,588         117,943       131,100      132,168
Savings accounts              1,534           1,534         1,675        1,675
Money market accounts        16,342          16,342        17,861       17,861
                          $ 146,138      $  146,533     $ 160,772    $ 161,947

Maturities of time deposits are $85,855,000 in 1997, $28,891,000 in 1998,
$6,753,000 in 1999 and $6,763,000 thereafter.

Note 11  Income Taxes

The components of income tax expense are as follows:

                                          Year Ended December 31,
(Dollars in thousands)                     1996          1995           1994

Currently payable
   Federal                          $    44,871     $  35,739      $  32,607
   State                                  8,317         6,719          5,763
Deferred                                (16,188)          (13)        (1,170)
                                    $    37,000     $  42,445      $  37,200

Deferred taxes result from temporary differences in the recognition of certain items for tax and financial reporting purposes. Deferred tax liabilities (assets) are comprised of the following:

                                                 December 31,
(Dollars in thousands)                       1996             1995

Amortization of intangibles           $    11,606      $    17,837
Employee benefits accruals                  2,335            1,599
Depreciation                                  426              678
Loan interest and fee income                3,374            3,087
Other deferred income items                   378              399

Total deferred tax liabilities             18,119           23,600

Credit loss reserves                      (24,788)         (16,031)
Unearned insurance commissions             (3,956)          (2,980)
Other miscellaneous accruals               (2,598)          (2,415)
State taxes                                (4,076)          (3,162)
Other deferred deduction items             (3,181)          (2,982)

Total deferred tax assets                 (38,599)         (27,570)

Net deferred tax asset               $    (20,480)     $    (3,970)


The provisions for income taxes differ from the amounts determined by multiplying pretax income by the statutory Federal income tax rate of 35% for 1996, 1995 and 1994. A reconciliation between these amounts is as follows:

                                              Year Ended December 31,
(Dollars in thousands)                     1996           1995          1994

Income taxes at statutory rates      $   34,831     $   37,709     $  35,459
Increase (reduction) in taxes
 resulting from:
 State income taxes, net of
  Federal benefit                         5,406          4,367         3,746
 Other                                   (3,237)           369        (2,005)
                                     $   37,000     $   42,445     $  37,200


Note 12  Retirement and Savings Plans

GWFC's non-contributory defined benefit pension plan covers substantially all of the Company's employees. Accumulated plan benefits and annual pension cost are derived from an allocation formula based on the Company's total participants and the Plan's total participants.

Pension cost for the Company's participants for the years ended December 31, 1996, 1995, and 1994 was $490,000, $1,455,000 and $1,717,000, respectively.
Due to the Company's participation in a multi-employer defined benefit plan, information as to separate Company participant assets and vested benefits is not presented.

The Company's employees also participate in GWFC's employee savings plan, which allows employees to defer part of their pretax compensation until retirement. Company contributions equal 50% of the contributions made by employees up to 6% plus annual discretionary amounts, if any, as determined by management. The Company's cost is based on the actual contribution related to its participating employees. Total expense was $1,360,000, $1,161,000 and $1,325,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

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

The net postretirement medical and life insurance expense allocated to the Company for the years ended December 31, 1996, 1995 and 1994 were $521,000, $532,000 and $737,000, respectively.

Note 13   Leases

At December 31, 1996, the Company was lessee of office space, principally for loan offices, computer and other office equipment and automobiles, generally for terms of five or fewer years.

The Company has no material capital leases. Under operating leases that have initial or remaining noncancelable lease terms in excess of one year, approximate aggregate annual minimum rentals are $7,004,000 in 1997; $5,084,000 in 1998; $2,767,000 in 1999; $1,446,000 in 2000; and $627,000 in 2001. Rent
expense for the years ended December 31, 1996, 1995 and 1994 was $9,975,000, $9,274,000, and $8,247,000, respectively.

Note 14  Contingencies

The Company is involved in litigation incidental to its businesses. It is management's opinion that the aggregate liability arising from the disposition of all such pending litigation will not have a material adverse effect on the Company.

Note 15  Transactions with Related Parties

Significant transactions with GWFC or its subsidiaries in addition to those described in Note 3 are identified as follows:

   GWB provides the Company with certain administrative services, including human resources and cash management, for which the Company paid management fees of $1,770,000 in 1996, $1,358,000 in 1995 and $1,365,000
   in 1994.

   The Company makes payments to GWFC in accordance with GWFC's tax allocation policy and in connection with the retirement and savings plans.

Note 16  Approximate Fair Values of Financial Instruments

A summary of the approximate fair values of the Company's financial instruments, as compared to their carrying values, is set forth in the following table:

(Dollars in thousands)

                                    December 31, 1996           December 31, 1995
                                   Carrying  Approximate      Carrying  Approximate
                                   Value     Fair Value       Value     Fair Value
Finance receivables    Note  5   $ 2,185,903 $ 2,149,677    $ 2,133,065  $ 2,132,988
Investment securities  Note  6       137,072     137,072        140,240      140,240
Short-term debt        Note  8       398,006     398,006        312,876      312,876
Long-term debt         Note  9     1,352,770   1,411,431      1,003,809    1,047,730
Customer deposits      Note 10       147,080     147,475        161,679      162,854


See Note 1 and the referenced Notes for additional information.

Note 17   Selected Quarterly Financial Data (Unaudited)

A summary of the quarterly results of operations for the years ended December 31, 1996 and 1995 is set forth below:

                                         Quarter Ended
                         March 31,          June 30,            September 30,     December 31,
(Dollars in thousands)  1996     1995      1996     1995      1996     1995     1996         1995

Revenue             $102,688  $97,934   $99,806  $98,697    $99,605   $100,338  $104,603   $104,515

Interest and other
expenses              64,756   63,238    53,931   61,983     63,314     60,340    66,383     59,681

Provision for
 credit losses        14,500   10,600    13,600    9,200     15,300     11,600    15,400     17,100

Total expenses        79,256   73,838    67,531   71,183     78,614     71,940    81,783     76,781

Income before taxes   23,432   24,096    32,275   27,514     20,991     28,398    22,820     27,734

Income tax provision   9,200    9,500    12,800   10,974      8,200     11,236     6,800     10,735

Net income         $  14,232  $14,596  $ 19,475  $16,540    $12,791   $ 17,162  $ 16,020   $ 16,999


The variances between the above quarterly data and the information reported in the Company's previously filed Forms 10-Q result from the acquisition of BFC as discussed in Note 3.

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

(a)  Index of Documents filed as a part of this Report:

 1.  Financial Statements

     Included in Part II of this Report:
                                                                 PAGE

     Report of Independent Certified Public Accountants. . . . . .10

     Aristar, Inc. and Subsidiaries:
      Consolidated Statements of Financial Condition
      at December 31, 1996 and 1995. . . . . . . . . . . . . . . .11
      Consolidated Statements of Operations and Retained Earnings for the Years Ended December 31, 1996, 1995 and 1994 . . . 12 Consolidated Statements of Cash Flows
      for the Years Ended December 31, 1996, 1995 and 1994 . . .  13
      Notes to Consolidated Financial Statements . . . . . . . . .14

 2.  Financial Statement Schedules

     All schedules are omitted because of the absence of the conditions under which they are required or because the required information is set forth in the financial statements or related notes.

 3.  Exhibits

     Included in Part IV of this Report:

         Exhibit
          Number

    (2) (a)  Agreement dated as of April 30, 1996, between Great
             Western Bank and First Community Financial Services, Inc. (1)
        (b)  Amendment to Exhibit (2) (a) dated as of August 31, 1996. (2)
        (c) Agreement dated as of April 30, 1996, between Great Western Bank and Blazer Financial Services, Inc. (1)
        (d)  Amendment to Exhibit (2) (c) dated as of August 31, 1996. (2)
        (e)  Agreement dated as of April 30, 1996, between Great Western
             Bank and Blazer Financial Services, Inc. of Florida. (1)
        (f)  Amendment to Exhibit (2) (e) dated as of August 31, 1996.(2)

        (g) Agreement dated as of December 31, 1996, between Great Western Financial Corporation and Aristar, Inc. (3)

    (3) (a) Certificate of Incorporation of Aristar, Inc. as presently in effect.(4)
        (b)  By-Laws of Aristar, Inc. as presently in effect.  (4)

    (4) (a)  Indenture dated as of May 1, 1991 between Aristar, Inc. and
             Security Pacific National Bank, as trustee.   (5)
        (b) Indenture dated as of May 1, 1991 between Aristar, Inc. and The First National Bank of Boston, as trustee. (5)
        (c)  Indenture dated as of July 1, 1992 between Aristar, Inc. and
             The Chase Manhattan Bank, N.A., as trustee.   (6)
        (d) Indenture dated as of July 1, 1992 between Aristar, Inc. and Citibank, N.A., as trustee. (6)
        (e) Indenture dated as of July 1, 1995 between Aristar, Inc. and The Bank of New York, as trustee. (7)
        (f) The registrant hereby agrees to furnish the Securities and Exchange Commission upon request with copies of all instruments defining rights of holders of long-term debt of Aristar and its consolidated subsidiaries.

    (10) Income Tax Allocation Agreement dated as of December 15, 1995 between Aristar, Inc. and Great Western Financial Corporation.(8)

    (12)   Statement Re: Computation of Ratios.

    (23)   Consent of Independent Certified Public Accountants.

    (24)   Power of Attorney included on Page 34 of the Form 10-K.

    (27)   Financial Data Schedule.

    (1) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996,
           Commission file number 1-3521.
    (2) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, Commission file number 1-3521.
    (3) Incorporated by reference to Registrant's Current Report on Form 8-K dated December 31, 1996, Commission file number 1-3521.
    (4) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987,
           Commission file number 1-3521.
    (5) Incorporated by reference to Registrant's Current Report on Form 8-K dated May 29, 1991, Commission file number
           1-3521.
    (6) Incorporated by reference to Registrant's Current Report on Form 8-K dated June 24, 1992, Commission file number
           1-3521.
    (7) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, Commission file number 1-3521.
    (8) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995,
           Commission file number 1-3521.

    (b) Reports on Form 8-K

        On December 3, 1996, the Company filed a Current Report on Form 8-K, dated December 3, 1996, disclosing, under item (5) thereof, the pending acquisition of Blazer Financial Corporation.

        On December 5, 1996, the Company filed a Current Report on Form 8-K, dated December 3, 1996, disclosing, under item (7) thereof, the terms of the issuance of $150,000,000 aggregate principal amount of its 6.125% senior notes maturing December 1, 2000.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARISTAR, INC.

By   /s/ James A. Bare                                     March 12, 1997
James A. Bare, Executive Vice President                    Date
and Chief Financial Officer (and Principal
Accounting Officer)

                        POWER OF ATTORNEY

Each person whose signature appears below hereby authorizes James A. Bare as attorney-in-fact to sign on his behalf as an individual and in every capacity stated below, and to file all amendments to the registrant's Form 10-K, and the registrant hereby confers like authority to sign and file in its behalf.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 1997.

/s/ Michael M. Pappas
Michael M. Pappas, President and Director
(Principal Executive Officer)


/s/ Carl F. Geuther
Carl F. Geuther, Director


/s/ J. Lance Erikson
J. Lance Erikson, Director


/s/ John F. Maher
John F. Maher, Director


/s/ A. William Schenck
A. William Schenck, III, Director