Form 10-Q
period 1997-03-31
ARISTAR INC
filed 1997-05-13
CIK 7214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 1997
OR
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

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

               Yes  X                             No


              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     As of April 30, 1997, there were 1,000 shares of Common Stock outstanding.

Registrant meets the conditions set forth in General Instruction (H)(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                      ARISTAR, INC. AND SUBSIDIARIES

                                FORM 10-Q

                                  INDEX


Part I.   Financial Information:

  Item 1.  Financial Statements

   Consolidated Statements of Financial Condition -
     March 31, 1997, December 31, 1996 and
     March 31, 1996. . . . . . . . . . . . . . . . . . . . . . . . 3

   Consolidated Statements of Operations and Retained Earnings -
     Three Months Ended March 31, 1997 and 1996. . . . . . . . . . 4

   Consolidated Statements of Cash Flows -
   Three Months Ended March 31, 1997 and 1996. . . . . . . . . . . 5

   Notes to Consolidated Financial Statements. . . . . . . . . 6 - 9

  Item 2.  Management's Analysis of the
   Results of Operations for the Three Months
   Ended March 31, 1997. . . . . . . . . . . . . . . . . . . . . .10

Part II.  Other Information:

  Item 5. Other Information. . . . . . . . . . . . . . . . . . .  11

  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . 12 - 13


  SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . .14

Item 1.   Financial Statements

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Financial Condition
(Unaudited)

                                      March 31,      December 31,    March 31,
(Dollars in thousands)                    1997              1996         1996
ASSETS
Finance receivables, net          $  2,083,084      $ 2,115,858   $ 2,010,977
Investment securities                  131,665          137,072       140,234
Cash and cash equivalents               33,875           22,660        14,777
Property and equipment, less
 accumulated depreciation and
 amortization:  1997, $21,892;
 1996, $21,528 and $20,381              10,070           10,338        11,131
Deferred charges                        11,760           11,956        10,606
Excess of cost over equity of
 companies acquired, less
 accumulated amortization: 1997,
 $54,404; 1996, $52,638 and $47,340     54,889           56,655        61,953
Other assets                            30,592           37,319        13,528
 TOTAL ASSETS                     $  2,355,935      $ 2,391,858   $ 2,263,206

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Short-term debt                   $    464,811      $   398,006   $   261,329
Long-term debt                       1,254,702        1,352,770     1,003,906
    Total debt                       1,719,513        1,750,776     1,265,235
Customer deposits                      144,548          146,138       160,303
Accounts payable and
 other liabilities                      39,808           46,366        50,888
Due to affiliate                                                      228,842
Federal and state income taxes          15,137           13,836        12,255
Insurance claims and
 benefits reserves                       7,178            7,702         7,520
Unearned insurance premiums and
  commissions                           57,243           57,800        59,671
     Total liabilities               1,983,427        2,022,618     1,784,714

Stockholder's equity
Common stock: $1.00 par value;
  10,000 shares authorized; 1,000
  shares issued and outstanding              1                1             1
Paid-in capital                         44,894           44,894        44,894
Retained earnings                      327,894          323,969       433,455
Net unrealized holding gain (loss)
 on investment securities                 (281)             376           142
     Total stockholder's equity        372,508          369,240       478,492

 TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY             $ 2,355,935     $  2,391,858   $ 2,263,206

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Operations and Retained Earnings
(Unaudited)

                                                 For the Three
                                             Months Ended March 31,
(Dollars in thousands)                        1997              1996
Loan interest and fee income              $   91,204         $  93,888
Investment securities income                   2,453             2,204
 Total interest income                        93,657            96,092

Interest and debt expense                     31,829            28,919

Net interest income before
 provision for credit losses                  61,828            67,173

Provision for credit losses                   15,400            14,500

 Net interest income                          46,428            52,673

Other operating income
 Net insurance operations
  and other income                             6,066             6,596

Other expenses
 Personnel costs                              18,253            19,477
 Occupancy expense                             2,497             2,506
 Advertising expense                           1,052             1,185
 Amortization of excess cost over
  equity of companies acquired                 1,766             1,766
 Other operating expenses                     10,901            10,903
                                              34,469            35,837

Income before income taxes                    18,025            23,432

Provision for federal and
 state income taxes                            7,100             9,200

Net income                                    10,925            14,232

Retained Earnings
  Beginning of period                        323,969           428,273
  Dividends paid                              (7,000)           (9,050)
  End of period                          $   327,894        $  433,455


See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                                      For the Three
                                                 Months Ended March 31,
(Dollars in thousands)                             1997              1996
Cash flows from operating activities
 Net income                                     $ 10,925         $  14,232
 Adjustments to reconcile net income to
 net cash provided by operating activities
   Provision for credit losses                    15,400            14,500
   Depreciation and amortization                   3,350             3,260
   Deferred income taxes                             519               212
   Increase (decrease) in
    Accounts payable and other liabilities        (6,558)          (16,791)
    Unearned insurance premiums and commissions
     and insurance claims and benefits reserves   (1,081)            2,426
    Currently payable income taxes                 1,301               653
   Decrease in other assets                        6,727               218

 Net cash provided by operating activities        30,583            18,710

Cash flows from investing activities
 Investment securities purchased                 (12,220)          (16,323)
 Investment securities matured                    16,427            15,767
 Finance receivables originated or purchased    (327,885)         (295,687)
 Finance receivables repaid or sold              344,619           347,874
 Net change in property and equipment               (162)             (142)

 Net cash provided by investing activities        20,779            51,489

Cash flows from financing activities
 Net change in short-term debt                    66,805           (51,547)
 Proceeds from issuance of long-term debt          6,000
 Repayments of long-term debt                   (104,200)
 Net change in customer deposits                  (1,590)             (469)
 Net change in due to affiliate                                     (8,755)
 Dividends paid                                   (7,000)           (9,050)
 Long-term debt issue costs                         (162)

 Net cash used in financing activities           (40,147)          (69,821)

Net increase in cash and cash
 equivalents                                      11,215               378

Cash and cash equivalents
 Beginning of period                              22,660            14,399

 End of period                                $   33,875        $   14,777

Supplemental disclosures of cash flow information

 Interest paid                                $   34,949        $   37,451
 Net intercompany payments in lieu of federal
  and state income taxes                           5,801             8,550


See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited consolidated financial statements of Aristar, Inc. and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair
presentation have been included.   These statements should be read in
conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

Note 2 Ownership

The Company is an indirect, wholly-owned subsidiary of Great Western Financial Corporation ("GWFC"). On March 6, 1997, GWFC and Washington Mutual, Inc. ("Washington Mutual"), a financial services company, announced that they had entered into an Agreement and Plan of Merger providing for the merger of GWFC with and into a wholly-owned subsidiary of Washington Mutual (the "Merger"). Subject to the satisfaction or waiver of certain conditions, including the receipt of necessary shareholder and regulatory approvals, it is anticipated that the Merger will be consummated in the third quarter of 1997. Following the Merger, the Company would be an indirect subsidiary of Washington Mutual. The Merger was announced following the announcement by H.F. Ahmanson & Company ("Ahmanson") of an unsolicited proposal for the merger of GWFC and Ahmanson, which proposal was subsequently revised and is outstanding.

ARISTAR, INC. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

On December 31, 1996, GWFC transferred to the Company a portion of its consumer banking business, hereinafter referred to as Blazer Financial Corporation ("BFC"). BFC was comprised primarily of approximately $229 million in net consumer finance receivables and $147 million in customer deposits. The Company recorded, at the purchase date, a transfer to GWFC of approximately $35 million, representing the accumulated earnings of BFC at that time.

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

ARISTAR, INC. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 4 Finance Receivables

Finance receivables consist of the following:

                                          March 31,   December 31,   March 31,
(Dollars in thousands)                        1997           1996        1996
Consumer finance receivables
    Real estate secured loans       $   1,020,606   $    994,097  $   900,313
    Other instalment loans              1,071,001      1,109,143    1,099,476
    Retail instalment contracts           375,537        400,530      383,297
    Gross finance receivables           2,467,144      2,503,770    2,383,086

Less: Unearned finance charges and
      deferred loan fees                 (313,714)      (317,867)    (315,494)
      Allowance for credit losses         (70,346)       (70,045)     (56,615)

    Finance receivables, net         $  2,083,084   $  2,115,858  $ 2,010,977


Activity in the Company's allowance for credit losses is as follows:

                                             Three Months Ended March 31,
(Dollars in thousands)                         1997                   1996

Balance, beginning of period         $       70,045          $      55,568
Provision for credit losses                  15,400                 14,500
Amounts charged off                         (19,239)              (17,961)
Recoveries                                    3,834                  4,146
Allowances on notes purchased                   306                    362
Balance, end of period               $       70,346          $      56,615

ARISTAR, INC. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 5 Long-term Debt

Long-term debt at March 31, 1997 was comprised of:

(Dollars in thousands)

Senior Notes and Debentures        $       1,049,056
Senior Subordinated Notes
 and Debentures                              199,646
Federal Home Loan Bank Notes                   6,000
                                   $       1,254,702



Note 6 Customer Deposits

Customer deposits at March 31, 1997 was comprised of:

(Dollars in thousands)

Certificates of deposit
 $100,000 and over         $           10,795
Certificates of deposit
 under $100,000                       116,572
Savings accounts                        1,642
Money market accounts                  15,549
                           $          144,548

Item 2. MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS FOR
        THE THREE MONTHS ENDED MARCH 31, 1997


During the first quarter of 1997 as compared to the same period of 1996, the Company's average net finance receivables grew $71.2 million, or 3.4%. However, because real estate loans make up a greater portion of the loan portfolio during the first quarter of 1997 as compared to the same 1996 period, and because of interest rate and competitive pressures, the overall portfolio yield decreased 110 basis points to 16.8% from 17.9%. As a result, loan interest and fee income decreased $2.7 million, or 2.9%, for the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996.
Income from investment securities increased $249 thousand, or 11.3%, for the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996. Therefore, total interest income decreased by $2.4 million, or 2.5%, for the quarter ended March 31, 1997, as compared to the same 1996 period. Average debt outstanding increased $438.6 million, or 34.0%, and the weighted average interest rate on such debt decreased by 159 basis points, resulting in an increase in interest and debt expense of $2.9 million, or 10.1%, for the quarter ended March 31, 1997, as compared to the same 1996 period. The proceeds from the increased debt were used to fund the transfers from related parties discussed in Note 3 of the accompanying financial statements, to pay a $75 million dividend in July 1996, and for normal business operations. These factors resulted in a decrease in net interest income before provision for credit losses of $5.3 million, or 8.0%.

The provision for credit losses for the quarter ended March 31, 1997 was 2.84% as an annualized percentage of average net finance receivables for that period, as compared to 2.76% for the first quarter of 1996. The increase in provision rate reflects management's assessment of the quality of the Company's receivables portfolio at this time including current economic trends, loan portfolio agings, historical loss experience and evaluation of collateral.

Personnel expenses were $1.2 million, or 6.3%, lower in the period ended March 31, 1997, as compared to the same 1996 period, primarily due to lower incentive compensation and a reduction in allocated pension cost.

Productivity, defined as the ratio of operating and administrative expenses (before deferral of direct loan costs) to average outstanding finance receivables, improved to 6.7% in the quarter ended March 31, 1997 as compared to 7.0% in the first quarter of 1996.

PART II.  OTHER INFORMATION

Item 5.   Other Information

The calculation of the Company's ratio of earnings to fixed charges as of the dates indicated is shown below:

                               Three Months              Year     Three Months
                                      Ended             Ended            Ended
                                   March 31,      December 31,        March 31,
                                       1997              1996             1996
Income before income taxes      $    18,025       $    99,518      $    23,432

Fixed charges:
  Interest and debt expense on
 all indebtedness                    31,829           120,758           28,919

     Appropriate portion of
     rentals (33%)                      881             3,292              842

Total fixed charges                  32,710           124,050           29,761

Earnings available for
 fixed charges                  $    50,735       $   223,568     $     53,193

Ratio of earnings
 to fixed charges                      1.55              1.80             1.79



Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

   (2) (a)      Agreement dated as of April 30, 1996, between Great
                Western Bank and First Community Financial
                Services, Inc. (1)
       (b)      Amendment to Exhibit (2) (a) dated August 31, 1996. (2)
       (c)      Agreement dated as of April 30, 1996, between Great
                Western Bank and Blazer Financial Services, Inc.
                (1)
       (d)      Amendment to Exhibit (2) (c) dated August 31, 1996. (2)
       (e)      Agreement dated as of April 30, 1996, between Great
                Western Bank and Blazer Financial Services, Inc. of
                Florida. (1)
       (f)      Amendment to Exhibit (2) (e) dated August 31, 1996. (2)
       (g)      Agreement dated December 31, 1996, between Great Western
                Financial Corporation and Aristar, Inc. (3)

   (4) (a)      Indenture dated as of May 1, 1991 between Aristar,
                Inc. and Security Pacific National Bank, as
                trustee. (4)
       (b)      Indenture dated as of May 1, 1991 between Aristar,
                Inc. and The First National Bank of Boston, as
                trustee. (4)
       (c)      Indenture dated as of July 1, 1992 between Aristar,
                Inc. and The Chase Manhattan Bank, N.A., as
                trustee. (5)
       (d)      Indenture dated as of July 1, 1992 between Aristar,
                Inc. and Citibank, N.A., as trustee. (5)
       (e)      Indenture dated as of July 1, 1995 between Aristar,
                Inc. and The Bank of New York, as trustee.  (6)
       (f)      The registrant hereby agrees to furnish the
                Securities and Exchange Commission upon request
                with copies of all instruments defining rights of
                holders of long-term debt of Aristar, Inc. and its
                consolidated subsidiaries.

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

(b)    Reports on Form 8-K


   On January 13, 1997, the Company filed a Current Report on Form 8-K, dated December 31, 1996, disclosing under items (2) and (7) thereof, the acquisition of Blazer Financial Corporation.

   On March 14, 1997, the Company filed a Current Report on Form 8-K/A, dated December 31, 1996, disclosing under item (7) thereof, the December
   31, 1996 audited financial statements of Blazer Financial Corporation.


                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ARISTAR, INC.

Date:   May 13, 1997                   By: /s/ James A. Bare
                                           James A. Bare
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Chief Accounting Officer)


