Form 10-Q
period 1997-06-30
ARISTAR INC
filed 1997-08-06
CIK 7214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 1997
                                OR
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

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

                Yes   X                       No

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     As of July 31, 1997, there were 1,000 shares of Common Stock outstanding.

Registrant meets the conditions set forth in General Instruction (H)(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                        ARISTAR, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX


Part I.   Financial Information:

  Item 1.  Financial Statements

   Consolidated Statements of Financial Condition -
     June 30, 1997, December 31, 1996, and
     June 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

   Consolidated Statements of Operations and Retained Earnings -
     Three Months and Six Months Ended June 30, 1997 and 1996. . . . . . 4

   Consolidated Statements of Cash Flows -
     Three Months and Six Months Ended June 30, 1997 and 1996. . . . . . 5

   Notes to Consolidated Financial Statements. . . . . . . . . . . . 6 - 9

  Item 2.  Management's Analysis of the
   Results of Operations for the Six Months
   Ended June 30, 1997 . . . . . . . . . . . . . . . . . . . . . . . . .10

Part II.  Other Information:

  Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . .11

  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . 12 - 13


  SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .14

Item 1.   Financial Statements

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Financial Condition
(Unaudited)

                                       June 30,      December 31,      June 30,
(Dollars in thousands)                    1997              1996          1996

ASSETS
Finance receivables, net           $  2,102,469      $ 2,115,858   $ 2,024,216
Investment securities                   147,052          137,072       130,780
Cash and cash equivalents                22,062           22,660        20,080
Property and equipment, less
 accumulated depreciation
 and amortization: 1997,
 $21,917; 1996, $21,528 and $20,792       9,847           10,338        10,911
Deferred charges                         11,401           11,956        10,615
Excess of cost over equity of
 companies acquired, less
 accumulated amortization: 1997,
 $56,171; 1996, $52,638 and $49,107      53,123           56,655        60,187
Other assets                             32,645           37,319        23,186
 TOTAL ASSETS                      $  2,378,599      $ 2,391,858   $ 2,279,975

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Short-term debt                    $    452,683      $   398,006   $   405,278
Long-term debt                        1,276,332        1,352,770     1,098,846
     Total debt                       1,729,015        1,750,776     1,504,124
Customer deposits                       143,397          146,138       153,618
Accounts payable and
 other liabilities                       51,247           46,366        83,180
Federal and state income taxes           11,507           13,836         9,822
Insurance claims and benefits reserves    7,489            7,702         7,787
Unearned insurance premiums and
  commissions                            56,939           57,800        58,445
     Total liabilities                1,999,594        2,022,618     1,816,976

Stockholder's equity
Common stock: $1.00 par value;
  10,000 shares authorized; 1,000
  shares issued and outstanding               1                1             1
Paid-in capital                          44,894           44,894        44,894
Retained earnings                       334,476          323,969       418,988
Net unrealized holding gain (loss)
 on investment securities                  (366)             376          (884)
     Total stockholder's equity         379,005          369,240       462,999

 TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY             $  2,378,599      $ 2,391,858   $ 2,279,975

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Operations and Retained Earnings
(Unaudited)

                                    For the Three              For the Six
                               Months Ended June 30,      Months Ended June 30,

(Dollars in thousands)             1997        1996          1997         1996

Loan interest and fee income   $ 91,317    $ 91,013     $ 182,521    $ 184,901
Investment securities income      2,530       2,306         4,983        4,510
 Total interest income           93,847      93,319       187,504      189,411

Interest and debt expense        31,586      28,419        63,415       57,338

Net interest income before
 provision for credit losses     62,261      64,900       124,089      132,073


Provision for credit losses      15,600      13,600        31,000       28,100

 Net interest income             46,661      51,300        93,089      103,973

Other operating income
 Net insurance operations
  and other income                6,989       6,487        13,055       13,083

Other expenses
 Personnel costs                 16,727      17,735        34,980       37,212
 Occupancy expense                2,436       2,467         4,933        4,973
 Advertising expense              1,253         959         2,305        2,144
 Amortization of excess cost
  over equity of companies
  acquired                        1,766       1,766         3,532        3,532
 Other operating expenses         9,886       2,585        20,787       13,488
                                 32,068      25,512        66,537       61,349

Income before income taxes       21,582      32,275        39,607       55,707

Provision for federal and
 state income taxes               8,500      12,800        15,600       22,000

Net income                       13,082      19,475        24,007       33,707

Retained Earnings
 Beginning of period            327,894     433,455       323,969      428,273
 Dividends paid                  (6,500)    (18,750)      (13,500)     (27,800)
 Transfer to Great Western Bank,
   A Federal Savings Bank                   (15,192)                   (15,192)
 End of period                $ 334,476   $ 418,988     $ 334,476    $ 418,988

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                           For the Three         For the Six
                                      Months Ended June 30,  Months Ended June 30,

(Dollars in thousands)                    1997        1996       1997        1996

Cash flows from operating activities
 Net income                          $  13,082    $ 19,475   $ 24,007    $ 33,707
 Adjustments to reconcile net income
  to net cash provided by operating
  activities
   Provision for credit losses          15,600      13,600     31,000      28,100
   Depreciation and amortization         3,357       3,340      6,707       6,598
   Deferred income taxes                    74         820        593       1,032
   Increase (decrease) in
    Accounts payable and other
    liabilities                         11,439      32,292      4,881      15,501
   Unearned insurance premiums and
    commissions and insurance claims
    and benefits reserves                    7        (959)    (1,074)      1,467
   Currently payable income taxes       (3,630)     (2,433)    (2,329)     (1,780)
   Increase (decrease) in other assets  (2,053)     (9,551)     4,674      (9,331)

 Net cash provided by operating
   activities                           37,876      56,584     68,459      75,294

Cash flows from investing activities
 Investment securities purchased       (27,614)     (8,071)   (39,834)    (24,394)
 Investment securities matured          12,074      15,695     28,501      31,462
 Finance receivables originated
   or purchased                       (370,917)   (306,890)  (698,802)   (602,577)
 Finance receivables repaid or sold    335,534     279,462    680,153     627,336
 Net change in property and equipment     (185)       (219)      (347)       (361)

 Net cash provided by (used in)
   investing activities                (51,108)    (20,023)   (30,329)     31,466

Cash flows from financing activities
 Net change in short-term borrowings   (12,128)    143,949     54,677      92,402
 Proceeds from issuance of
  long-term debt                        21,500      99,841     27,500      99,841
 Long-term debt issue costs               (302)       (600)      (464)       (600)
 Repayments of long-term debt                       (5,000)  (104,200)     (5,000)
 Net change in customer deposits        (1,151)     (6,685)    (2,741)     (7,154)
 Net change in due to affiliate                   (228,821)              (237,576)
 Dividends paid                         (6,500)    (18,750)   (13,500)    (27,800)
 Transfer to Great Western Bank,
   A Federal Savings Bank                          (15,192)               (15,192)

 Net cash provided by (used in)
  financing activities                   1,419     (31,258)   (38,728)   (101,079)

Net increase (decrease) in cash
  and cash equivalents                 (11,813)      5,303       (598)      5,681

Cash and cash equivalents
 Beginning of period                    33,875      14,777     22,660      14,399

 End of period                        $ 22,062    $ 20,080   $ 22,062    $ 20,080

Supplemental disclosures of
 cash flow information
   Interest paid                      $ 30,205    $ 19,146   $ 65,154    $ 56,597
 Intercompany payment in lieu of
   federal and state income taxes       12,133      14,500     17,934      23,050

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


Note 2 Ownership and Change in Control

At June 30, 1997, the Company was an indirect, wholly-owned subsidiary of Great Western Financial Corporation ("GWFC"). On July 1, 1997, pursuant to an Agreement and Plan of Merger announced March 6, 1997, GWFC merged with and into a wholly-owned subsidiary of Washington Mutual, Inc. ("Washington Mutual"). Therefore, as a result of this merger, the Company is an indirect, wholly-owned subsidiary of Washington Mutual.

ARISTAR, INC. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 3 Transfers from Related Parties

On April 30, 1996, Great Western Bank, a Federal Savings Bank ("GWB"), then also a wholly owned subsidiary of GWFC, transferred to the Company a portion of its consumer finance business, hereinafter referred to as Great Western Financial Services ("GWFS"). GWFS was comprised primarily of approximately $242 million in net consumer finance receivables. The Company paid fair value (as determined by independent appraisal) of approximately $252 million in cash raised through the issuance of commercial paper. The Company accounted for the approximate $10 million premium as a dividend to GWFC. Additionally, at the purchase date, the Company recorded a transfer to GWB of approximately $15 million, representing the accumulated earnings of GWFS at that date.

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

ARISTAR, INC. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 5 Finance Receivables

Finance receivables consist of the following:

                                      June 30,     December 31,      June 30,
(Dollars in thousands)                   1997             1996          1996

Consumer finance receivables
    Real estate secured loans     $ 1,054,338      $   994,097   $   933,162
    Other instalment loans          1,062,407        1,109,143     1,075,687
    Retail instalment contracts       367,698          400,530       384,292
    Gross finance receivables       2,484,443        2,503,770     2,393,141

Less: Unearned finance charges and
       deferred loan fees            (311,121)        (317,867)     (311,338)
      Allowance for credit losses     (70,853)         (70,045)      (57,587)

Finance receivables, net          $ 2,102,469      $ 2,115,858   $ 2,024,216

Activity in the Company's allowance for credit losses is as follows:


                                  Three Months Ended         Six Months Ended
                                        June 30,                  June 30,
(Dollars in thousands)             1997         1996         1997         1996

Balance, beginning of period   $ 70,346     $ 56,615     $ 70,045     $ 55,568
Provision for credit losses      15,600       13,600       31,000       28,100
Amounts charged off             (19,414)     (17,373      (38,653)     (35,334)
Recoveries                        3,789        4,234        7,623        8,380
Allowances on notes purchased       532          511          838          873
Balance, end of period         $ 70,853     $ 57,587     $ 70,853     $ 57,587

Note 6  Long-term Debt

Long-term debt at June 30, 1997 was comprised of:

(Dollars in thousands)

Senior Notes and Debentures               $1,049,147
Senior Subordinated Notes
 and Debentures                              199,685
Federal Home Loan Bank Notes                  27,500
                                          $1,276,332

ARISTAR, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 7   Customer Deposits

Customer deposits at June 30, 1997 was comprised of:

(Dollars in thousands)

Certificates of deposit
 $100,000 and over                 $      10,521
Certificates of deposit
 under $100,000                          116,024
Savings accounts                           1,811
Money market accounts                     15,041
                                   $     143,397

Item 2.  MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS
         FOR THE SIX MONTHS ENDED JUNE 30, 1997


During the first half of 1997 as compared to the same period of 1996, the Company's average net finance receivables grew $79.6 million, or 3.8%. However, because real estate loans made up a greater portion of the loan portfolio during the first half of 1997 as compared to the same 1996 period, and because of interest rate and competitive pressures, the overall portfolio yield decreased 90 basis points to 16.8% from 17.7%. As a result, loan interest and fee income decreased $2.4 million, or 1.3%, for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996.
Income from investment securities increased $473 thousand, or 10.5%, for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996. Therefore, total interest income decreased by $1.9 million, or 1.0%, for the six months ended June 30, 1997, as compared to the same 1996 period. Average debt outstanding increased $344.0 million, or 24.9%, and the weighted average interest rate on such debt decreased by 95 basis points, resulting in an increase in interest and debt expense of $6.1 million, or 10.6%, for the six months ended June 30, 1997, as compared to the same 1996 period. The proceeds from the increased debt were used to fund the related party transfers discussed in Note 3 of the accompanying financial statements, to pay a $75 million dividend in July 1996, and for normal business operations. These factors resulted in a decrease in net interest income before provision for credit losses of $8.0 million, or 6.0%.

The provision for credit losses for the six months ended June 30, 1997 was 2.86% as an annualized percentage of average net finance receivables for that period, as compared to 2.69% for the first half of 1996. The increase in provision rate reflects management's assessment of the quality of the Company's receivables portfolio at this time including current economic trends, loan portfolio agings, historical loss experience and evaluation of collateral.

Personnel expenses were $2.2 million, or 6.0%, lower in the period ended June 30, 1997, as compared to the same 1996 period, primarily due to lower incentive compensation and a reduction in allocated employee benefits costs.

Other operating expenses were $7.3 million, or 54.1%, higher in the six months ended June 30, 1997 as compared to the same 1996 period, primarily because of a $8.0 million insurance recovery resulting from fraudulently over-billed marketing costs which had occurred over a number of years. (See Note 4 to the accompanying financial statements.) Productivity, defined as the ratio of operating and administrative expenses (before deferral of direct loan costs and the above described insurance recovery) to average outstanding finance receivables, improved to 6.5% in the six months ended June 30, 1997 as compared to 6.9% in the first half of 1996.

PART II.  OTHER INFORMATION


Item 5.   Other Information

(a) Pursuant to an Agreement and Plan of Merger dated March 5, 1997 by and among Washington Mutual, GWFC and New American Capital, Inc. ("NACI"), a wholly owned subsidiary of Washington Mutual, GWFC merged with and into NACI at the close of business on July 1, 1997 (the "Merger"). As consideration for the Merger, Washington Mutual issued 139,619,435 shares of its common stock to holders of GWFC common stock and 660,000 shares of preferred stock to holders of GWFC preferred stock. As a result of the Merger, the Company is an indirect, wholly owned subsidiary of Washington Mutual.

(b) The calculation of the Company's ratio of earnings to fixed charges as of the dates indicated is shown below:

                                    Six Months            Year      Six Months
                                         Ended           Ended           Ended
                                       June 30,    December 31,        June 30,
                                          1997            1996            1996

       Income before income taxes   $   39,607      $   99,518       $  55,707

       Fixed charges:
        Interest and debt expense on
        all indebtedness                63,415         120,758          57,338

       Appropriate portion of
        rentals (33%)                    1,746           3,292           1,613

      Total fixed charges               65,161         124,050          58,951

      Earnings available for
      fixed charges                  $ 104,768       $ 223,568       $ 114,658

      Ratio of earnings
       to fixed charges                   1.61            1.80            1.94

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

   (23)   Consent of Independent Certified Public Accountants

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


                                       ARISTAR, INC.

Date: August 6, 1997                   By: /s/ James A. Bare
                                           James A. Bare
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Chief Accounting Officer)