Form 10-Q
period 1997-09-30
ARISTAR INC
filed 1997-11-05
CIK 7214

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 1997
                                OR
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

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

         Yes    X                       No


              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     As of October 31, 1997, there were 1,000 shares of Common Stock outstanding.

Registrant meets the conditions set forth in General Instruction (H)(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                    ARISTAR, INC. AND SUBSIDIARIES

                              FORM 10-Q

                                INDEX


Part I.   Financial Information:

  Item 1.  Financial Statements

   Consolidated Statements of Financial Condition -
     September 30, 1997, December 31, 1996 and
     September 30, 1996. . . . . . . . . . . . . . . . . . . . . . . . . . 3

   Consolidated Statements of Operations and Retained Earnings -
     Three Months and Nine Months Ended September 30, 1997 and 1996. . . . 4

   Consolidated Statements of Cash Flows -
     Three Months and Nine Months Ended September 30, 1997 and 1996. . . . 5

   Notes to Consolidated Financial Statements. . . . . . . . . . . . . 6 - 9

  Item 2.  Management's Analysis of the
   Results of Operations for the Nine Months
   Ended September 30, 1997. . . . . . . . . . . . . . . . . . . . . . . .10

Part II.  Other Information:

  Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . .11

  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 12 - 13


SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .14

Item 1.   Financial Statements

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Financial Condition
(Unaudited)

                                September 30,     December 31,   September 30,
(Dollars in thousands)                  1997             1996            1996

ASSETS
Finance receivables, net       $   2,121,472    $   2,115,858     $ 2,056,426
Investment securities                153,124          137,072         134,074
Cash and cash equivalents             14,755           22,660          20,230
Property and equipment, less
 accumulated depreciation and
 amortization: 1997, $22,099;
 1996, $21,528 and $21,135             9,589           10,338          10,661
Deferred charges                      12,435           11,956          12,117
Excess of cost over equity of
 companies acquired, less
 accumulated amortization: 1997,
 $57,936; 1996,
 $52,638 and $50,872                  51,357           56,655          58,421
Other assets                          38,841           37,319          31,159
 TOTAL ASSETS                  $   2,401,573    $   2,391,858     $ 2,323,088

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Short-term debt                $     445,298    $     398,006     $   403,057
Long-term debt                     1,274,965        1,352,770       1,198,849
  Total debt                       1,720,263        1,750,776       1,601,906
Customer deposits                    159,385          146,138         147,079
Accounts payable and
 other liabilities                    48,564           46,366         107,776
Federal and state income taxes        18,087           13,836           8,001
Insurance claims and
 benefits reserves                     7,573            7,702           7,580
Unearned insurance premiums and
  commissions                         57,971           57,800          57,001
     Total liabilities             2,011,843        2,022,618       1,929,343

Stockholder's equity
Common stock: $1.00 par value;
  10,000 shares authorized; 1,000
  shares issued and outstanding            1                1               1
Paid-in capital                       44,894           44,894          44,894
Retained earnings                    344,721          323,969         349,779
Net unrealized holding gain
 (loss) on investment securities         114              376            (929)
     Total stockholder's equity      389,730          369,240         393,745

 TOTAL LIABILITIES AND
 STOCKHOLDER'S EQUITY            $ 2,401,573     $  2,391,858     $ 2,323,088

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Operations and Retained Earnings
(Unaudited)

                               For the Three Months       For the Nine Months
                                Ended September 30,       Ended September  30,
(Dollars in thousands)           1997          1996        1997          1996

Loan interest and fee income  $ 88,709     $ 91,440      $ 271,230   $ 276,341
Investment securities income     2,690        2,321          7,673       6,831
 Total interest income          91,399       93,761        278,903     283,172

Interest and debt expense       32,128       29,797         95,543      87,135

Net interest income before
 provision for credit losses    59,271       63,964        183,360     196,037

Provision for credit losses     16,200       15,300         47,200      43,400

 Net interest income            43,071       48,664        136,160     152,637

Other operating income
 Net insurance operations
  and other income               6,592        5,844         19,647      18,927

Other expenses
 Personnel costs                17,161       17,990         52,141      55,202
 Occupancy expense               2,598        2,508          7,531       7,481
 Advertising expense               772          863          3,077       3,007
 Amortization of excess
  cost over equity of
  companies acquired             1,766        1,766          5,298       5,298
 Other operating expenses       10,321       10,390         31,108      23,878
                                32,618       33,517         99,155      94,866
Income before income taxes      17,045       20,991         56,652      76,698

Provision for federal and
 state income taxes              6,800        8,200         22,400      30,200

Net income                      10,245       12,791         34,252      46,498

Retained Earnings
 Beginning of period           334,476      418,988        323,969     428,273
 Dividends paid                             (82,000)       (13,500)   (109,800)
 Transfer to Great Western Bank,
   A Federal Savings Bank                                              (15,192)
 End of period               $ 344,721    $ 349,779      $ 344,721  $  349,779

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                     For the Three Months     For the Nine Months
                                      Ended September 30,      Ended September 30,
(Dollars in thousands)                   1997         1996       1997        1996

Cash flows from operating activities
 Net income                          $  10,245    $  12,791   $ 34,252   $ 46,498
 Adjustments to reconcile net
  income to net cash provided by
  operating activities
   Provision for credit losses          16,200       15,300     47,200     43,400
   Depreciation and amortization         3,197        3,200      9,904      9,798
   Deferred income taxes                  (379)        (121)       214        911
   Increase (decrease) in
   Accounts payable and other
    liabilities                         (2,683)      24,596      2,198     40,097
   Unearned insurance premiums and
    commissions and insurance claims
    and benefits reserves                1,116       (1,651)        42       (184)
   Currently payable income taxes        6,580       (1,821)     4,251     (3,601)
   Increase in other assets             (6,196)      (7,973)    (1,522)   (17,304)

 Net cash provided by operating
  activities                            28,080       44,321     96,539    119,615

Cash flows from investing activities
 Investment securities purchased       (13,529)     (15,922)   (53,363)   (40,316)
 Investment securities matured           8,328       12,672     36,829     44,134
 Finance receivables originated
  or purchased                        (346,229)    (391,589)(1,045,031)  (994,166)
 Finance receivables repaid or sold    309,362      343,339    989,515    970,675
 Net change in property and equipment     (145)        (157)      (492)      (518)

 Net cash used in investing
  activities                           (42,213)     (51,657)   (72,542)   (20,191)

Cash flows from financing activities
 Net change in short-term borrowings    (7,385)      (2,221)    47,292     90,181
 Proceeds from issuance
  of long-term debt                                 199,894     27,500    299,735
 Long-term debt issue costs               (277)      (1,648)      (741)    (2,248)
 Repayments of long-term debt           (1,500)    (100,000)  (105,700)  (105,000)
 Net change in customer deposits        15,988       (6,539)    13,247    (13,693)
 Net change in due to affiliate                                          (237,576)
 Dividends paid                                     (82,000)   (13,500)  (109,800)
 Transfer to Great Western Bank,
   A Federal Savings Bank                                                 (15,192)

 Net cash provided by (used in)
  financing activities                   6,826        7,486    (31,902)   (93,593)

Net increase (decrease) in cash
  and cash equivalents                  (7,307)         150     (7,905)     5,831

Cash and cash equivalents
 Beginning of period                    22,062       20,080     22,660     14,399

 End of period                      $   14,755     $ 20,230   $ 14,755  $  20,230

Supplemental disclosures of cash flow information

 Interest paid                      $   32,246     $ 35,378   $ 97,400  $  91,975
 Intercompany payment in lieu of
  federal and state income taxes           221       16,260     18,155     39,310

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

ARISTAR, INC. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 3 Transfers from Related Parties

On April 30, 1996, Great Western Bank, a Federal Savings Bank ("GWB"), then also a wholly-owned subsidiary of GWFC, transferred to the Company a portion of its consumer finance business, hereinafter referred to as Great Western Financial Services ("GWFS"). GWFS was comprised primarily of approximately $242 million in net consumer finance receivables. The Company paid fair value (as determined by independent appraisal) of approximately $252 million in cash raised through the issuance of commercial paper. The Company accounted for the approximate $10 million premium as a dividend to GWFC. Additionally, at the purchase date, the Company recorded a transfer to GWB of approximately $15 million, representing the accumulated earnings of GWFS at that date.

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

Note 4 Insurance Recovery

In May 1996, the Company filed a fidelity bond claim, subsequently paid by the insurer, in the amount of $8.0 million for the recovery of fraudulently over-billed marketing costs which had occurred over a number of years.
The $8.0 million recovery has been reflected as a reduction of 1996 other operating expenses in the accompanying statements.

ARISTAR, INC. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 5 Finance Receivables

Finance receivables consist of the following:

                                       September 30,   December 31,   September 30,
(Dollars in thousands)                         1997           1996            1996

Consumer finance receivables
    Real estate secured loans   $         1,067,762   $    994,097     $   980,125
    Other instalment loans                1,088,866      1,109,143       1,057,656
    Retail instalment contracts             359,624        400,530         383,179
    Gross finance receivables             2,516,252      2,503,770       2,420,960

Less: Unearned finance charges and
       deferred loan fees                  (323,657)      (317,867)       (305,949)
      Allowance for credit losses           (71,123)       (70,045)        (58,585)

Finance receivables, net        $         2,121,472   $  2,115,858     $ 2,056,426



Activity in the Company's allowance for credit losses is as follows:

                                  Three Months Ended         Nine Months Ended
                                     September 30,             September 30,
(Dollars in thousands)              1997        1996          1997        1996

Balance, beginning of period    $ 70,853    $ 57,587      $ 70,045    $ 55,568
Provision for credit losses       16,200      15,300        47,200      43,400
Amounts charged off              (19,683)    (19,028)      (58,336)    (54,362)
Recoveries                         3,580       3,989        11,203      12,369
Allowances on notes purchased        173         737         1,011       1,610
Balance, end of period          $ 71,123    $ 58,585      $ 71,123    $ 58,585


ARISTAR, INC. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 6 Long-term Debt

Long-term debt at September 30, 1997 was comprised of:

(Dollars in thousands)

Senior Notes                      $        1,049,239
Senior Subordinated Notes                    199,726
Federal Home Loan Bank Notes                  26,000
                                  $        1,274,965


Note 7 Customer Deposits

Customer deposits at September 30, 1997 was comprised of:

(Dollars in thousands)

Certificates of deposit
 $100,000 and over                $           12,296
Certificates of deposit
 under $100,00                               130,215
Savings accounts                               1,504
Money Market accounts                         15,370
                                  $          159,385


Note 8 Merger-related and Other Adjustments

During the quarter ended September 30, 1997, the Company recorded a charge for severance and branch closure costs related to the merger of GWFC and Washington Mutual in the pre-tax amount of $5.9 million. The Company also recorded a merger-related pre-tax credit of $6.4 million resulting from a change in post-retirement benefits, for an aggregate net pre-tax credit of $500,000 reflected in other operating expenses in the accompanying financial statements. In the quarter ended September 30, 1997, the Company reduced interest and fee income by the pre-tax amount of $4.2 million, resulting from the revision of its estimate of interest earnings on "same as cash" sales finance contracts. "Same as cash" contracts provide a period during which the customer is allowed to pay the account balance in full with no interest charges. The percentage of customers exercising such option has been greater than originally estimated by the Company, thereby requiring the above-described adjustment. The net effect in the third quarter of 1997 of the adjustments discussed above, plus certain other one-time charges, was a $5.2 million reduction in pre-tax income.

Item 2.   MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

The Company's average net finance receivables outstanding were $85.1 million, or 4.1%, greater in the nine months ended September 30, 1997, than the same period of 1996. However, because real estate loans made up a greater portion of the loan portfolio during the nine months ended September 30, 1997, as compared to the same 1996 period, and because of interest rate competitive pressures, the overall portfolio yield decreased 100 basis points to 16.6% from 17.6%. In the quarter ended September 30, 1997, the Company reduced interest and fee income by the pre-tax amount of $4.2 million, resulting from the revision of its estimate
of interest earnings on "same as cash" sales finance contracts.   (See Note 8 to
the accompanying financial statements.) As a result, loan interest and fee income decreased $5.1 million, or 1.9%, for the nine months ended September 30,
1997, as compared to the nine months ended September 30, 1996.   Income from
investment securities increased $842 thousand, or 12.3%, for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996. Therefore, total interest income decreased by $4.3 million, or 1.5%, for the nine months ended September 30, 1997, as compared to the same 1996 period. Average debt outstanding increased $328.0 million, or 22.7%, while the weighted average interest rate on such debt decreased by 86 basis points, resulting in an increase in interest and debt expense of $8.4 million, or 9.7%, for the nine months ended September 30, 1997, as compared to the same 1996 period. The proceeds from the increased debt were used to fund the related party transfers discussed in Note 3 of the accompanying financial statements, to pay a $75 million dividend in July 1996, and for normal business operations. These factors resulted in a decrease in net interest income before provision for credit losses of $12.7 million, or 6.5%.

The provision for credit losses for the nine months ended September 30, 1997 was 2.89% as an annualized percentage of average net finance receivables for that period, as compared to 2.77% for the nine months ended September 30, 1996. The increase in provision rate reflects management's assessment of the quality of the Company's receivables portfolio at this time including current economic trends, loan portfolio agings, historical loss experience and evaluation of collateral.

Personnel expenses were $3.1 million, or 5.6%, lower in the period ended September 30, 1997 as compared to the same 1996 period, primarily due to lower incentive compensation and a reduction in allocated employee benefits costs.

Other operating expenses were $7.2 million, or 30.3%, higher in the nine months ended September 30, 1997 as compared to the same 1996 period, primarily because of an $8.0 million insurance recovery in 1996 resulting from fraudulently over-billed marketing costs which had occurred over a number of years.
(See Note 4 to the accompanying financial statements.) Productivity, defined as the ratio of operating and administrative expenses (before deferral of direct loan costs and the above described insurance recovery) to average outstanding finance receivables, improved to 6.5% in the first nine months ended September 30, 1997 as compared to 6.8% in the first nine months of 1996.

PART II.   OTHER INFORMATION


Item 5.    Other Information

(a) Pursuant to an Agreement and Plan of Merger dated March 5, 1997 by and among Washington Mutual, GWFC and New American Capital, Inc. ("NACI"), a wholly-owned subsidiary of Washington Mutual, GWFC merged with and into NACI at the close of business on July 1, 1997 (the "Merger"). As consideration for the Merger, Washington Mutual issued 139,619,435 shares of its common stock to holders of GWFC common stock and 660,000 shares of preferred stock to holders of GWFC preferred stock. As a result of the Merger, the Company is an indirect, wholly owned-subsidiary of Washington Mutual.

(b) The calculation of the Company's ratio of earnings to fixed charges as of the dates indicated is shown below:

                                 Nine Months           Year        Nine Months
                                       Ended          Ended              Ended
                                September 30,   December 31,      September 30,
                                        1997           1996               1996
(Dollars in thousands)

Income before income taxes     $      56,652     $   99,518         $   76,698

Fixed charges:
  Interest and debt expense on
  all indebtedness                    95,543        120,758             87,135

  Appropriate portion of
  rentals (33%)                        2,612          3,292              2,001

  Total fixed charges                 98,155        124,050             89,136

  Earnings available for
  fixed charges                $     154,807     $  223,568         $  165,834

  Ratio of earnings
  to fixed charges                      1.58           1.80               1.86


Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits


   (2) (a)      Agreement dated as of April 30, 1996, between Great
                Western Bank and First Community Financial Services,
                Inc. (1)
       (b)      Amendment to Exhibit (2) (a) dated as of August 31,
                1996. (2)
       (c)      Agreement dated as of April 30, 1996, between Great
                Western Bank and Blazer Financial Services, Inc. (1)
       (d)      Amendment to Exhibit (2) (c) dated as of August 31, 1996. (2)
       (e)      Agreement dated as of April 30, 1996, between Great
                Western Bank and Blazer Financial Services, Inc of
                Florida. (1)
       (f)      Amendment to Exhibit (2) (e) dated as of August 31,
                1996. (2)
       (g) Agreement dated December 31, 1996, between Great Western Financial Corporation and Aristar, Inc. (3)

   (3) (a) Certificate of Incorporation of Aristar, Inc. as presently in effect. (8)
       (b)      By-Laws of Aristar, Inc. as presently in effect. (8)

   (4) (a) Indenture dated as of May 1, 1991 between Aristar, Inc. and Security Pacific National Bank, as trustee. (4)
       (b) Indenture dated as of May 1, 1991 between Aristar, Inc. and The First National Bank of Boston, as trustee. (4)
       (c) Indenture dated as of July 1, 1992 between Aristar, Inc. and The Chase Manhattan Bank, N.A., as trustee. (5)
       (d)      Indenture dated as of July 1, 1992 between Aristar,
                Inc. and Citibank, N.A., as trustee. (5)
       (e)      Indenture dated as of July 1, 1995 between Aristar,
                Inc. and The Bank of New York, as trustee. (6)
       (f) Indenture dated as of October 1, 1997 between Aristar, Inc. and First Union National Bank, as trustee. (9)
       (g) The registrant hereby agrees to furnish the Securities and Exchange Commission upon request with copies of all instruments defining rights of holders of long-term debt of Aristar, Inc. and its consolidated subsidiaries.

   (10) Income Tax Allocation Agreement dated as of December 15, 1995 between Aristar, Inc. and Great Western Financial Corporation.
          (7)

   (27)   Financial Data Schedule

          (1) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, Commission file number 1-3521.
          (2) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, Commission file number 1-3521.
          (3) Incorporated by reference to Registrant's Current Report on Form 8-K dated December 31, 1996, Commission file number 1-3521.
          (4) Incorporated by reference to Registrant's Current Report on Form 8-K dated May 29, 1991, Commission file number 1-3521.
          (5) Incorporated by reference to Registrant's Current Report on Form 8-K dated June 24, 1992, Commission file number 1-3521.
          (6) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, Commission file number 1-3521.
          (7) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, Commission file number 1-3521.
          (8) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987, Commission file number 1-3521.
          (9) Incorporated by reference to Registrant's Current Report on Form 8-K dated October 6, 1997, Commission file number 1-3521.


(b)     Reports on Form 8-K

        On July 9, 1997, the Company filed a Current Report on Form 8-K, dated July 1, 1997, disclosing, under items (4) and (7) thereof, the change in accountants from Price Waterhouse LLP to Deloitte & Touche LLP.

        On July 17, 1997, the Company filed a Current Report on Form 8-K/A, dated July 1, 1997, disclosing, under items (4) and (7) thereof, the change in accountants from Price Waterhouse LLP to Deloitte & Touche LLP.

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ARISTAR, INC.

Date:  November 5, 1997            By:  /s/ James A. Bare
                                        James A. Bare
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Chief Accounting Officer)