Form 10-K
period 1997-12-31
ARISTAR INC
filed 1998-03-31
CIK 7214

ARISTAR, INC.

                           ANNUAL REPORT ON FORM 10-K


                               Table of Contents



                                                             Page
                              PART I


Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . .3
Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . 14
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . 14


                             PART II

Item 5.   Market for the Registrant's Common Equity
           and Related Stockholder Matters . . . . . . . . . . 14
Item 7.   Management's Analysis of the Results of Operations
           for the Year Ended December 31, 1997. . . . . . . . 15
Item 8.   Financial Statements and Supplementary Data. . . . . 17
Item 9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure . . . . . . . . 40

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and
           Reports on Form 8-K . . . . . . . . . . . . . . . . 40


Note: Items 4, 6, 10, 11, 12 and 13 are not included as per conditions met by Registrant set forth in General
      Instruction I(1)(a) and (b) of Form 10-K.

                              PART I

Item 1.    Business

Aristar, Inc. (the "Company"), incorporated in Delaware in 1986 as a successor to a company incorporated in 1927, is a holding company headquartered in Tampa, Florida whose subsidiaries are engaged in the consumer financial services business. All of the Company's equity securities are owned indirectly by Washington Mutual, Inc. ("Washington Mutual").

The Company's operations consist principally of a network of approximately 500 branch offices located in 23 states, primarily in the Southeast and Southwest. These offices generally operate under the names Blazer Financial Services, City Finance Company and First Community Financial Services. The Company's branch offices are generally located in small to medium-sized communities in suburban or rural areas and are managed by individuals who generally have considerable consumer lending experience. The primary market for the Company's consumer loans consists of households with an annual income of $20,000 to $50,000.

The Company makes consumer installment loans and purchases retail installment contracts from local retail establishments. These consumer credit transactions are primarily for personal, family or household purposes. The Company also provides consumer financial services through its industrial banking subsidiaries in Colorado and Utah. In addition to making consumer installment loans and purchasing retail installment contracts, these subsidiaries also take customers' savings deposits (insured by the Federal Deposit Insurance Corporation ("FDIC")).

Customer installment loans written in 1997 had original terms ranging from 12 to 360 months and averaged 64 months. For the year ended December 31, 1997, 72% of the volume of all consumer installment loans was either unsecured or secured by guarantors, luxury consumer goods, automobiles or other personal property, with the remaining 28% being secured by real estate. While the interest yield on real estate secured loans is generally lower than for other installment loans, such loans are typically larger and the ratio of cost to amounts loaned is lower. Additionally, credit loss experience on real estate secured loans has been significantly lower than on other loan types.

Retail installment contracts are generally acquired without recourse to the originating merchant and provide a vehicle for developing future loan business. Where these contracts result from the sale of consumer goods, payment is generally secured by such goods, and, in some cases, a portion of the purchase price is withheld from the merchant pending satisfactory payment of the obligation. Contracts are typically written with original terms from 3 to 60 months and for 1997 had an average original term of 26 months.

Also, during 1997, the Company initiated a program to issue VISA credit cards to its qualified existing customers. At December 31, 1997, the Company had $22.4 million in credit card receivables outstanding.

Customer installment loans are generally originated by customer application either at the branch or by telephone with branch personnel. A portion of other installment loans is generated through direct mail campaigns. Retail installment contracts are generally acquired through the originating merchant; the Company had such arrangements with over 3,000 merchants at December 31, 1997.

From time to time, the Company also makes bulk purchases of existing loans and contracts from the originating competitors or merchants. Consumer finance receivables acquired through such bulk purchases totaled $98.5 million in 1997, $88.1 million in 1996 and $64.7 million in 1995.

The following table sets forth the Company's loan originations including renewals for the periods indicated:

                                        Year Ended December 31,
(Dollars in thousands)                     1997           1996           1995


Real estate secured loans        $      490,522  $     453,821   $    365,515
Other installment loans               1,283,553      1,090,601      1,290,408
Retail installment contracts            409,409        451,274        468,445
                                 $    2,183,484  $   1,995,696   $  2,124,368


Portfolio Composition

The following table provides an analysis by type of the Company's consumer finance receivables (net of unearned finance charges and deferred loan fees) at the dates shown:

                                               December 31,

(Dollars in thousands)                  1997            1996             1995
Notes and Contracts Receivable:
 Amount                          $ 2,309,403     $ 2,185,903      $ 2,133,065
 Number of accounts                1,029,532       1,064,142        1,068,269
Type as a percent of
 Total Receivables
  Real estate secured loans             42.0%           40.7%            37.0%
  Other installment loans               44.0            42.6             46.1
  Retail installment contracts          14.0            16.7             16.9
                                       100.0%          100.0%           100.0%

At December 31, 1997, the average portfolio yield written by loan type was as follows:

                                     Average Yield

     Real estate secured loans               12.7%
     Other installment loans                 25.2%
     Retail installment contracts            19.0%


The following table sets forth the percentage of net consumer finance receivables by state at December 31, 1997.

State               %          Maryland           1.9%
Alabama          3.8%          Mississippi        4.4%
California       8.5%          New Mexico         1.3%
Colorado         8.5%          North Carolina     9.2%
Delaware         2.3%          Oklahoma           3.1%
Florida          5.4%          Pennsylvania       2.7%
Georgia          2.6%          South Carolina     5.7%
Idaho            1.2%          Tennessee         10.9%
Illinois         0.6%          Texas             10.7%
Kansas           0.2%          Utah               3.3%
Kentucky         2.1%          Virginia           4.9%
Louisiana        4.9%          West Virginia      1.8%


Geographic diversification of consumer finance receivables reduces the concentration of credit risk associated with a recession in any one region.

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

The following table sets forth the credit loss experience for the past three years and the allowance for doubtful accounts at the end of each year:

                                                Year Ended December 31,
(Dollars in thousands)                     1997           1996           1995

Balance, January 1                    $  70,045      $  55,568      $  53,217

Provision for Credit Losses              66,600         58,800         48,500

Amounts Charged-Off Net of Recoveries:
 Amount(1)                              (65,051)       (46,418)       (47,879)
 Percent of Average Net Receivables(2)     (3.0%)         (2.2%)         (2.4%)

Allowance on notes purchased              2,729          2,095          1,730

Balance, December 31                  $  74,323      $  70,045      $  55,568
 Percent of Year-End Net Receivables        3.2%           3.2%           2.6%

(1) Under the Company's policy, non-real estate secured delinquent accounts are charged off when they become 180 days contractually delinquent (120 days prior to October 1, 1996). Because of this change in policy, the charge-offs for the three years presented are not comparable. The Company is not able to determine what the charge-offs would have been in prior years under the new policy had it been in effect January 1, 1995.

(2) Average of consumer finance receivables (net of unearned finance charges) at each month end during the period.

                                         Year Ended December 31,
(Dollars in thousands)               1997           1996           1995

Balance, January 1              $  70,045      $  55,568      $  53,217
Provision                          66,600         58,800         48,500
Amounts charged off
 Real estate secured loans         (1,292)        (1,582)        (1,324)
 Other installment loans          (64,460)       (50,086)       (51,208)
 Retail installment contracts     (13,946)       (10,947)       (11,404)
                                  (79,698)       (62,615)       (63,936)
Recoveries
 Real estate secured loans            556            442            590
 Other installment loans           11,538         12,892         12,543
 Retail installment contracts       2,553          2,863          2,924
                                   14,647         16,197         16,057
Net charge-offs                   (65,051)       (46,418)       (47,879)

Allowances on notes purchased       2,729          2,095          1,730
Balance, December 31            $  74,323      $  70,045      $  55,568



Due to the nature of the finance business, some customer delinquency and loss is unavoidable. The management of the consumer finance business attempts to control customer delinquency through careful evaluation of each borrower's application and credit history at the time the loan is made or acquired, and appropriate collection activity. The Company seeks to reduce its risk by focusing on individual lending, making a greater number of smaller loans than would be practical in commercial markets, and maintaining disciplined control over the underwriting process. The Company has a geographically diverse portfolio as described in Portfolio Composition. An account is considered delinquent for financial reporting purposes when a payment is 60 days or more past due, based on the original or extended terms of the contract. The delinquency and loss experience on real estate-secured loans is generally more favorable than on other installment loans.

The following table sets forth the ratio of receivables delinquent for 60 days or more on a contractual basis to gross receivables outstanding:

                                                 December 31,
                                       1997            1996             1995

Real estate secured loans               0.8%            0.9%             1.2%
Other installment loans                 4.3             4.0              2.2
Retail installment contracts            3.2             2.6              1.7

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

The table below sets forth certain percentages relative to the spread between interest the Company received on the loan portfolio and interest expense for each of the last three years:

                                               Year Ended December 31,
                                         1997          1996             1995
Ratio to Average Net Receivables:
 Interest and Fee Income                 16.8%         17.6%            18.1%
 Interest and Debt Expense                5.7           5.6              5.6

Gross Spread                             11.1%         12.0%            12.5%

The Company funds its consumer finance operations principally through net cash flows from operating activities, short-term borrowings in the commercial paper market, issuances of long-term debt and customer deposits. The Company had commercial paper outstanding at December 31, 1997 of $357.5 million at a 6.1% weighted average interest rate.

In 1996, the Company entered into a $550 million revolving credit agreement with several domestic and foreign banks. The agreement, which replaced the previous revolving credit agreement of $450 million, has a four-year term with repayment in full of any balance outstanding in August, 2000. There were no borrowings under any of the above-described revolving credit agreements in 1997 or 1996.

In June, 1997, the Company filed an $800 million shelf registration statement. Under this registration statement, the Company issued in October, 1997, $150 million of 6.3% senior notes maturing October 1, 2002; and, in November, 1997, $150 million of 6.5% senior notes maturing November 15, 2003.

The Company also accepts customer deposits in its industrial banks. Such deposits totaled $163.2 million at December 31, 1997, $146.1 million at December 31, 1996, and $160.8 million at December 31, 1995.

Provisions of certain of the Company's debt agreements restrict the payment of dividends to a maximum prescribed proportion of cumulative earnings and contributed capital and provide for the maintenance of minimum levels of equity and maximum leverage ratios. At December 31, 1997, approximately $23 million was available under the debt agreement restriction for future dividends.

Credit Insurance Operations

The Company makes available, at the option of its customers, credit life, credit accident and health, and credit casualty insurance products. Credit life insurance provides that the customer's credit obligation, to the extent of the policy limits, is paid in the event of death. Credit accident and health insurance provides for the payment of installments due on the customer's credit obligation in the event of disability resulting from illness or injury. Credit casualty insurance insures payment, to the extent of the policy limits, of the credit obligation or cost to repair certain property used as collateral for such obligation in the event such property is destroyed or damaged.

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

Risk Factors

In addition to the other information in this Report on Form 10-K, the following factors should be considered carefully:


Decline of Collateral Value May Adversely Affect Loan-to-Value Ratios

Approximately 42% of the Company's finance receivables outstanding were secured by real estate at December 31, 1997, of which approximately 59% were first mortgages. The Company's lending policies limit the loan to value ("LTV") ratio of such loans to a maximum of 80%. Nevertheless, any material decline in real estate values reduces the ability of borrowers to use home equity to support borrowings and increases the LTV's of loans previously made by the Company, thereby weakening collateral coverage and increasing the possibility of a loss in the event of a borrower default. Further, delinquencies, foreclosures and losses generally increase during economic
slowdowns or recessions.   Any sustained period of such increased
delinquencies, foreclosures and losses could adversely affect the Company's results of operations and financial condition. At December 31, 1997, the Company held forty-two (42) foreclosed single-family dwellings with a carrying value of approximately $1.6 million.

Change in Delinquency Rate

As of December 31, 1997, total delinquent loans (60 days or more past due) as a percentage of the Company's portfolio of finance receivables was 2.7% compared to 2.6% as of December 31, 1996. For the year ended December 31, 1997, loan charge-offs were 3.0% of average loan receivables for the year. While the Company employs underwriting criteria and collection methods to mitigate the risks inherent in loans made to its customers, no assurance can be given that such criteria or methods will afford adequate protection against such risks. In the event that the Company's portfolio of finance receivables experiences higher delinquencies, foreclosures or losses than anticipated, the Company's results of operations or financial condition could be adversely affected.

Impact of Regulation and Legislation; Regulatory Enforcement

The Company's business is subject to extensive regulation, supervision and licensing by governmental authorities in the United States (including federal, state and local authorities). The Company is also subject to various laws, regulations and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. The Company's lending activities are subject to the Truth-in-Lending Act (including the Home Ownership and Equity Protection Act of 1994), the Fair Housing Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Real Estate Settlement Procedures Act ("RESPA"), the Home Mortgage Disclosure Act and the Fair Debt Collection Practices Act and regulations promulgated thereunder, as well as other federal, state and local statutes and regulations affecting the Company's activities. The Company is also subject to the rules and regulations of, and examinations by, state regulatory authorities with respect to originating, processing, underwriting and servicing loans. These rules and regulations, among other things, (i) impose licensing obligations on the Company, (ii) establish eligibility criteria for mortgage loans, (iii) prohibit discrimination, (iv) provide for inspections and appraisals of properties, (v) require credit reports on loan applicants, (vi) regulate assessment, collection, foreclosure and claims handling, (vii) mandate certain disclosures and notices to borrowers and (viii) in some cases, fix maximum interest rates, fees and loan amounts. Failure to comply with these requirements can lead to termination or suspension of the Company's ability to make and collect loans, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement actions. Recent Federal legislation, the Riegle Community Development and Regulatory Improvement Act (the "Riegle Act"), has brought additional regulatory attention to mortgage loans having relatively higher origination fees and interest rates, such as those made by the Company, and the Company expects its business to be the focus of additional United States federal and state legislation, regulation and possible enforcement in the future.

Additionally, the Company's sale of credit life, credit disability, and credit property insurance to its customers is subject to state and federal statutes
and regulations.   Failure to comply with any of the foregoing state and
federal requirements could lead to imposition of civil penalties on the Company, class action lawsuits and administrative enforcement activities.

The laws and regulations described above are subject to legislative, administrative and judicial interpretation, and certain of these laws and regulations have been infrequently interpreted or only recently enacted. Infrequent interpretations of these laws and regulations or an insignificant number of interpretations of recently enacted regulations can result in ambiguity with respect to permitted conduct under these laws and regulations. Any ambiguity under the regulations to which the Company is subject may lead to regulatory investigations or enforcement actions and private causes of action, such as class action lawsuits, with respect to the Company's compliance with the applicable laws and regulations. As a consumer lender, the Company has been, and expects to continue to be, subject to regulatory enforcement actions and private causes of action from time to time with respect to its compliance with applicable laws and regulations. The Company's lending practices have in the past been and currently are under regulatory review by various state authorities. Although the Company utilizes systems and procedures to facilitate compliance with these legal requirements and believes that it is in compliance in all material respects with applicable laws, rules and regulations, there can be no assurance that more restrictive laws, rules and regulations will not be adopted in the future, or that existing laws and regulations will not be interpreted in a more restrictive manner, which could make compliance more difficult or expensive. See "Business- Regulation."

Risks Relating to Credit Card Program

During 1997, the Company initiated a program to issue VISA credit cards to its qualified existing customers. At December 31, 1997, the Company had $22.4 million in credit card receivables outstanding. Due to the recent introduction of its credit card product, the Company does not yet have a reliable loss experience with respect to its credit card portfolio. To the extent that actual losses in the credit card portfolio are greater than the Company's loss experience on the balance of its portfolio, there could be a material adverse effect on the Company's results of operations. Changes in laws and regulations applicable to the VISA cards could adversely affect the demand for acquisition and use of VISA cards by consumers and, therefore, could adversely affect the benefits of the VISA card program or result in losses to the Company.

Risk of Litigation

In the ordinary course of its business, the Company is subject to claims made against it by borrowers arising from, among other things, losses that are claimed to have been incurred as a result of alleged breaches of fiduciary obligations, misrepresentations, errors and omissions of employees, officers and agents of the Company, incomplete documentation and failures by the Company to comply with various laws and regulations applicable to its business. The Company believes that liability with respect to any currently asserted claims or legal actions is not likely to be material to the Company's consolidated results of operations or financial condition; however, any claims asserted in the future may result in legal expenses or liabilities that could have a material adverse effect on the Company's results of operations and financial condition and could distract members of management from the operations of the Company.

Fluctuations in Interest Rates May Adversely Affect Profitability

The profitability of the Company is likely to be adversely affected during any period of rapid changes in interest rates. A substantial and sustained increase in interest rates could adversely affect the spread between the rate of interest received by the Company on its loans and the interest rates payable under its debt and deposit liability agreements. Such interest rate increases could also affect the ability of the Company to originate loans. A significant decline in interest rates could decrease the balance of the finance receivables portfolio by increasing the level of loan prepayments.

New Market Risk

The State of Texas recently passed a constitutional amendment which permits home equity lending. The Company anticipates that a large market for home equity loans will develop in Texas. The Company has operated its consumer finance business in Texas for many years and intends to introduce its home equity products in Texas to take advantage of this new opportunity. Since there is no industry experience with home equity lending in Texas and since no cases interpreting the home equity lending provisions in Texas have yet been decided, no assurance can be given that the Company's loss experience in its home equity lending in Texas will not exceed that of its real estate secured loan portfolio in other states.

Competition Could Adversely Affect Results of Operations

Competition in the consumer finance business is intense. The consumer lending market is highly fragmented and has been serviced by commercial banks, credit unions, and savings institutions, as well as by other consumer finance companies. Many of these competitors have greater financial resources and may have significantly lower costs of funds than the Company. Even after the Company has made a loan to a borrower, the Company's competitors may seek to refinance the Company's loan in order to offer additional loan amounts or reduce payments. Furthermore, the profitability of the Company and other similar lenders is attracting additional competitors into this market, with the possible effect of reducing the Company's ability to charge its customary origination fees and interest rates. In addition, if the Company expands into new geographic markets, it will face competition from lenders with established positions in these locations. There can be no assurance that the Company will be able to continue to compete successfully in the markets it serves. Such an event could have a material adverse effect on the Company's results of operations and financial conditions. See "Business-Competition."

Environmental Liabilities

Substantially all of the Company's real estate receivables are secured by single-family dwellings. In the course of its business, the Company has acquired, and may acquire in the future, such properties securing loans that are in default. There is a risk that hazardous substances or waste, contaminants, pollutants or sources thereof could be discovered on such properties after acquisition by the Company. In such event, the Company may be required by law to remove such substances from the affected properties at its sole cost and expense. There can be no assurance that (i) the cost of such removal would not substantially exceed the value of the affected properties or the loans secured by the properties, (ii) the Company would have adequate remedies against the prior owner or other responsible parties or
(iii) the Company would not find it difficult or impossible to sell the affected properties either prior to or following such removal. At December 31, 1997, the Company held forty-two (42) foreclosed single-family dwellings with a carrying value of approximately $1.6 million.

Governmental Regulation

The Company's operations are, for the most part, regulated by federal and state consumer finance laws or similar legislation. All of the states in which finance subsidiaries of the Company are licensed to do business have laws, which vary from state to state, regulating the consumer finance business. These laws, among other things, typically limit the size of loans, set maximum interest rates and maximum maturities and regulate certain lending and collection activities. Although consumer finance laws have been in effect for many years, amending and new legislation is frequently proposed. The Company is unable to predict whether or when any such proposals might ultimately be enacted into law or to assess the impact any such enactment might have on the Company. In addition, as they accept customers' deposits, the two banking subsidiaries are subject to regulation by the FDIC and the relevant state banking authorities.


Competition

The consumer financial services business is highly competitive. The Company's principal competitors are other local, regional and national finance companies, banks, credit unions, savings associations, and other similar financial institutions.

Ratio of Earnings to Fixed Charges

The Company's ratio of earnings to fixed charges, which represents the number of times fixed charges were covered by earnings, was 1.57 in 1997, 1.80 in 1996, 1.91 in 1995, 1.96 in 1994 and 1.90 in 1993. For purposes of computing this ratio, earnings consist of income from operations before income taxes plus fixed charges. Fixed charges consist of interest and debt expense and an appropriate portion of rentals.

Employees

The Company employs approximately 2,400 full-time employees. The Company also employs part-time employees. None of these employees are represented by a union. Management considers relations with its employees to be satisfactory.

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

See Note 14 to the Consolidated Financial Statements for additional information on rental expense and lease commitments.


Item 3.   Legal Proceedings

The Company and certain of its subsidiaries are parties to various lawsuits and proceedings arising in the ordinary course of business. The Company has also been named as a defendant in a number of class action suits, in which various industry-wide practices arising from routine business activities are being challenged and various damages are being sought. Certain of these lawsuits and proceedings arise in jurisdictions, such as Alabama, that permit damage awards disproportionate to the actual economic damages incurred. Based upon information presently available, the Company believes that the total amounts that will ultimately be paid, if any, arising from these lawsuits and proceedings will not have a material adverse effect on the Company's consolidated results of operations and financial position. However, it should be noted that the frequency of large damage awards, including large punitive damage awards, that bear little or no relation to actual economic damages incurred by plaintiffs in jurisdictions like Alabama continues to increase and creates the potential for an unpredictable judgment in any given suit.

                             PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

The Company is an indirect wholly-owned subsidiary of Washington Mutual and the Company's common stock is not traded on any national exchange or in any other established market.

Payment of dividends is within the discretion of the Company's Board of Directors; however, it is anticipated that the Company will pay quarterly dividends in 1998 of 30% of net income. Provisions of certain of the Company's debt agreements restrict the payment of dividends to a maximum prescribed proportion of cumulative earnings and contributed capital and otherwise provide for the maintenance of minimum levels of equity and maximum leverage ratios. The Company declared and paid dividends totaling $17.5 million during 1997 and $116.8 million during 1996.

Item 7. Management's Analysis of the Results of Operations for the Year Ended December 31, 1997

The Company's average net consumer finance receivables outstanding were $90.8 million, or 4.3%, greater in 1997. However, because real estate secured loans made up a greater portion of the loan portfolio during 1997 as compared to 1996, and because of interest rate and competitive pressures, the overall portfolio yield decreased 80 basis points to 16.8% from 17.6%. In the year ended December 31, 1997, the Company reduced interest and fee income by the pre-tax amount of $4.2 million, resulting from the revision of its estimate of interest earnings on "same as cash" retail installment contracts. (See Note 5
to the accompanying financial statements.)   As a result, loan interest and
fee income decreased $714 thousand, or 0.2%, for the year ended December 31, 1997, as compared to the prior year. Income from investment securities increased $1.2 million, or 13.0%, over the prior year. As a result, total interest income increased by $476 thousand, or 0.1%, over the prior year. Average debt outstanding increased $248 thousand, or 15.1%, and the weighted average interest rate on such debt decreased by 53 basis points, resulting in an increase in interest and debt expense of $8.1 million, or 6.7%, for the year ended December 31, 1997, as compared to 1996.

During 1997, the Company issued the following senior notes: in October, $150 million at 6.30% maturing in 2002; and, in November, $150 million at 6.50% maturing in 2003. The proceeds were used to reduce borrowings of the Company (including outstanding commercial paper) and for general corporate purposes.

The provision for credit losses for the year ended December 31, 1997 was 3.03% as a percentage of average net finance receivables for that period, as compared to 2.79% for 1996. The increase in provision rate reflects management's assessment of the quality of the Company's receivables portfolio at this time including current economic trends, loan portfolio agings, historical loss experience and evaluation of collateral.

Delinquencies in excess of 60 days rose to 2.7% at December 31, 1997 compared to 2.6% at December 31, 1996, and 1.8% at December 31, 1995. Correspondingly, the charge-off rate as a percent of average net receivables moved higher in 1997, reaching 3.0% as compared to 2.2% in 1996, and 2.4% in 1995. Under the Company's policy, non-real estate secured delinquent accounts are charged off when they become 180 days contractually delinquent (120 days prior to October 1, 1996). Because of this change in policy, the charge-offs for the three years presented are not comparable. The Company is not able to determine what the charge-offs would have been in prior years under the new policy had it been in effect January 1, 1995. This increase in delinquencies and charge-offs reflects a continued high level of personal bankruptcies, a national trend which has drawn the attention of federal and state legislators.

Personnel expenses were $2.3 million, or 3.1%, lower in 1997 as compared to 1996. This is primarily due to a reduction in allocated employee benefit costs.

In 1996, there was an $8.0 million insurance recovery resulting from fraudulently over-billed marketing costs which had occurred over a number of years. (See Note 4 to the accompanying financial statements.) Other operating expenses before the above-described insurance recovery were $531 thousand, or 1.3%, higher in 1997 as compared to 1996. Productivity, defined as the ratio of operating and administrative expenses (before deferral of direct loan costs and, in 1996, the above described insurance recovery) to average outstanding finance receivables, improved to 6.6% in 1997 as compared to 6.8% in 1996.

The Company has initiated a program to prepare the Company's computer system and applications for years after 1999. Many computer programs use two digits to identify the year in a date field. When computations involve years after 1999, such programs could create erroneous results or fail. The Company is assessing all internal programs and systems as well as contacting software vendors and others with which it conducts business to ensure that potential problems are identified and resolved. The Company expects to incur internal staff costs as well as consulting and other expenses related to infrastructure enhancements necessary to prepare the systems for the years after 1999 and to perform appropriate testing. The Company does not believe that such process will result in a material cost to the Company.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholder of Aristar, Inc.

We have audited the accompanying consolidated statement of financial condition of Aristar, Inc. and subsidiaries (the "Company") as of December 31, 1997, and the related consolidated statements of operations and retained earnings, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company for the years ended December 31, 1996 and 1995 were audited by other auditors whose report, dated January 17, 1997, expressed an unqualified opinion on those consolidated statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 1997 consolidated financial statements present fairly, in all material respects, the financial condition of the Company as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Tampa, Florida
January 20, 1998

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholder of Aristar, Inc.

In our opinion, the consolidated statements of financial condition and the related consolidated statements of operations and retained earnings and of cash flows as of and for each of the two years in the period ended December 31, 1996 (appearing on pages 19 through 21 of this Form 10-K Annual Report) present fairly, in all material respects, the financial position, results of operation and cash flows of Aristar, Inc. and it subsidiaries as of and for each of the two years in the period ended December, 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and the significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Aristar, Inc. and its subsidiaries for any period subsequent to December 31, 1996.

As described in Note 3, during 1996, the Company acquired two businesses from affiliated companies. Both transactions were accounted for in a manner similar to a pooling of interests, which gave retroactive effect to these acquisitions.





PRICE WATERHOUSE LLP
Tampa, Florida
January 17, 1997

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Financial Condition

(Dollars in thousands)                December 31, 1997     December 31, 1996
ASSETS
Consumer finance receivables, net      $      2,235,080      $      2,115,858
Investment securities                           154,475               137,072
Cash and cash equivalents                        26,446                22,660
Property and equipment, less accumulated
 depreciation and amortization: 1997,
 $22,310; 1996, $21,528                           9,687                10,338
Deferred charges                                 24,504                11,956
Excess of cost over equity of
 companies acquired, less accumulated
 amortization: 1997, $59,702; 1996, $52,638      49,591                56,655
Other assets                                     34,245                37,319

   TOTAL ASSETS                        $      2,534,028      $      2,391,858

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities
Short-term debt                        $        357,532      $        398,006
Long-term debt                                1,472,872             1,352,770
   Total debt                                 1,830,404             1,750,776
Customer deposits                               163,185               146,138
Accounts payable and other liabilities           47,209                46,366
Federal and state income taxes                   24,628                13,836
Insurance claims and benefits reserves            7,824                 7,702
Unearned insurance premiums and
 commissions                                     62,594                57,800
   Total liabilities                          2,135,844             2,022,618

Commitments and contingencies
 (Notes 14 and 15)

Stockholder's equity
Common stock: $1.00 par value;
 10,000 shares authorized: 1,000
 shares issued and outstanding                        1                     1
Paid-in capital                                  44,894                44,894
Retained earnings                               352,756               323,969
Net unrealized holding gain on
 investment securities                              533                   376
    Total stockholder's equity                  398,184               369,240

  TOTAL LIABILITIES AND
   STOCKHOLDER'S EQUITY                   $   2,534,028        $    2,391,858

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Operations and Retained Earnings

                                             Year Ended December 31,
(Dollars in thousands)                     1997             1996          1995
Loan interest and fee income         $  369,600       $  370,314    $  363,448
Investment securities income             10,373            9,183         8,801
  Total interest income                 379,973          379,497       372,249

Interest and debt expense               128,887          120,758       114,917

Net interest income before
  provision for credit losses           251,086          258,739       257,332

Provision for credit losses              66,600           58,800        48,500

  Net interest income                   184,486          199,939       208,832

Other operating income
    Net insurance operations
     and other income                    26,555           27,205        29,235

Other expenses
    Personnel expenses                   69,468           71,724        67,938
    Occupancy expense                    10,068            9,919        10,681
    Advertising expense                   5,807            4,848         5,873
    Amortization of excess cost over
     equity of companies acquired         7,064            7,063         7,065
    Other operating expenses             42,603           34,072        38,768
                                        135,010          127,626       130,325

Income before income taxes               76,031           99,518       107,742

Provision for federal and
  state income taxes                     29,744           37,000        42,445

Net Income                               46,287           62,518        65,297

Retained earnings
    Beginning of year                   323,969          428,273       385,476
    Dividends                           (17,500)        (116,800)      (22,500)
    Transfer to Great Western Bank,
     A Federal Savings Bank                              (15,192)
    Transfer to Great Western
       Financial Corporation                             (34,830)
    End of year                      $  352,756       $  323,969    $  428,273

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Cash Flows

                                                Year Ended December 31,
(Dollars in thousands)                      1997           1996           1995

Cash flows from operating activities
 Net income                           $   46,287     $   62,518     $   65,297
 Adjustments to reconcile net income
  to net cash provided by operating
  activities
   Provision for credit losses            66,600         58,800         48,500
   Depreciation and amortization          13,750         13,523         13,148
   Deferred income taxes                  (4,060)       (16,188)           (13)
   Increase (decrease) in
    Accounts payable and other
     liabilities                             843        (21,313)       (30,432)
    Unearned insurance premiums
     and commissions and insurance
     claims and benefits reserves          4,916            737          2,900
    Currently payable income taxes        14,734         18,455          4,511
   (Increase) decrease in other assets     3,074        (23,464)        10,021

    Net cash provided by operating
     activities                          146,144         93,068        113,932

Cash flows from investing activities
 Investment securities purchased         (62,582)       (40,331)       (55,884)
 Investment securities matured            45,454         43,317         43,223
 Consumer finance receivables
  originated or purchased             (1,493,058)    (1,407,334)    (1,484,545)
 Consumer finance receivables
  repaid                               1,293,161      1,308,184      1,299,233
 Net change in property and equipment       (998)          (665)          (602)

   Net cash used in investing
    activities                          (218,023)       (96,829)      (198,575)

Cash flows from financing activities
 Net change in short-term borrowings     (40,474)        85,130        133,791
 Proceeds from issuance of
  long-term debt                         326,344        453,539         99,909
 Long-term debt issue costs               (2,952)        (2,615)        (1,162)
 Repayments of long-term debt           (206,800)      (105,000)      (189,000)
 Net change in customer deposits          17,047        (14,634)        30,719
 Net change in due to affiliate                        (237,576)        34,361
 Dividends paid                          (17,500)      (116,800)       (22,500)
 Transfer to Great Western Bank,
   A Federal Savings Bank                               (15,192)
 Transfer to Great Western
  Financial Corporation                                 (34,830)
  Net cash provided by financing
   activities                             75,665         12,022         86,118

Net increase in cash and
  cash equivalents                         3,786          8,261          1,475

Cash and cash equivalents
 Beginning of year                        22,660         14,399         12,924
 End of year                         $    26,446    $    22,660      $  14,399

Supplemental disclosures of
 cash flow information
  Interest paid                      $   125,841    $   118,038      $ 113,665
 Intercompany payments in lieu of
  federal and state income taxes          23,011         49,612         35,339

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Notes to Consolidated Financial Statements


Note 1     Ownership and Operations

At June 30, 1997, Aristar, Inc. was an indirect, wholly-owned subsidiary of Great Western Financial Corporation ("GWFC"). On July 1, 1997, pursuant to an Agreement and Plan of Merger announced March 6, 1997, GWFC merged with and into a wholly-owned subsidiary of Washington Mutual, Inc. ("Washington Mutual") (the "Great Western Merger"). As a result of this merger, Aristar, Inc. became an indirect, wholly-owned subsidiary of Washington Mutual. The Great Western Merger was accounted for as a pooling of interests.
Accordingly, these financial statements reflect historical cost. Aristar, Inc. and its subsidiaries, all of which are wholly-owned, are referred to hereinafter as the "Company."

The Company is engaged primarily in the consumer financial services business and its operations consist principally of a network of approximately 500 branch offices located in 23 states, primarily in the Southeast and Southwest. These offices generally operate under the names Blazer Financial Services, City Finance Company and First Community Financial Services. The Company makes consumer installment loans and purchases retail installment contracts from local retail establishments. These consumer credit transactions are primarily for personal, family or household purposes. The Company also engages in the industrial banking business through its subsidiaries in Colorado and Utah. In addition to making consumer installment loans and purchasing retail installment contracts, these subsidiaries also take customers' savings deposits.

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

Income Recognition from Finance Operations.   Unearned finance charges on all
types of consumer finance receivables are recognized on an accrual basis, using the interest method. Accrual generally is suspended when payments are more than three months contractually overdue. Loan fees and directly related lending costs are deferred and amortized using the interest method over the contractual life of the related receivables. A portion of the Company's retail installment contracts are "same as cash". This provides a period during which the customer is allowed to pay the account balance in full without interest charges. The Company recognizes interest income only on the portion of these receivables which it estimates will not be paid in full without interest charges.

Provision and Allowance for Credit Losses.   The Company provides, through
charges to income, an allowance for losses which, based upon management's evaluation of numerous factors, including current economic trends, loan portfolio agings, historical loss experience and evaluation of collateral, is deemed adequate to cover reasonably expected losses on outstanding receivables. The Company's consumer finance receivables are a large group of smaller-balance homogenous loans that are collectively evaluated for impairment.

Losses on receivables are charged to the allowance for credit losses based upon the number of days delinquent or when collectibility becomes questionable and the underlying collateral, if any, is considered insufficient to liquidate the receivable balance. Non-real estate secured delinquent receivables are generally charged off when they are 180 days contractually delinquent (120 days prior to October 1, 1996). Recoveries on previously written-off receivables are credited to the allowance.

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

Excess of Cost Over Equity of Companies Acquired.   The excess of cost over
the fair value of net assets of companies acquired is amortized on a straight-line basis, generally over periods of up to 25 years. The Company periodically reviews intangibles to assess recoverability and impairment is recognized in operations if permanent loss of value occurs.

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

Income Taxes.   The Company is included in the consolidated Federal income tax return filed by Washington Mutual. Currently payable Federal income taxes will be paid to Washington Mutual. Federal income taxes are allocated between Washington Mutual and its subsidiaries in proportion to the respective contribution to consolidated income or loss. Allocations for state income taxes approximate the amount the Company would have paid on a separate entity basis. Deferred income taxes are provided on elements of income or expense that are recognized in different periods for financial and tax reporting purposes.

Taxes on income are determined by using the liability method as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS No. 109 requires the consideration of all expected future events other than enactments of changes in the tax law or rates.

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

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Consumer finance receivables.   The approximate fair value of consumer
     finance receivables is estimated by discounting the future cash flows using current rates at which similar loans would be made with similar maturities to borrowers with similar credit ratings. The fair value is not adjusted for the value of potential loan renewals from existing borrowers.

     Investment securities.   Fair values for investment securities are based
     on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

     Debt. The carrying amount reported in the statement of financial condition for short-term debt approximates its fair value given its brief maximum term. The approximate fair value for long-term debt is estimated using rates currently available to the Company for debt with similar terms and remaining maturities.

     Deposit liabilities. The fair values disclosed for fixed-rate savings certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregate expected maturities on time deposits. The fair values disclosed for savings and money market accounts are, by definition, equal to the amount payable on demand at the reporting date.

Adoption of Recently Issued Accounting Standards. SFAS No. 130, Reporting Comprehensive Income was issued in June 1997 and requires businesses to disclose comprehensive income and its components in their financial statements. SFAS
No. 130 is effective for fiscal years beginning after December 15, 1997, and is applicable to interim periods. This statement will not affect the results of operations or financial position of the Company.

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information was issued in June 1997 and redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. SFAS No. 131 is effective beginning January 1, 1998. The statement will not affect the results of operations or financial position of the Company.

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

Note 5   Consumer Finance Receivables

Consumer finance receivables at December 31, 1997 and 1996 are summarized as follows:

(Dollars in thousands)                            1997                 1996
Consumer finance receivables
 Real estate secured loans              $    1,094,061        $     994,097
 Other installment loans                     1,197,788            1,109,143
 Retail installment contracts                  362,373              400,530

  Gross consumer finance receivables         2,654,222            2,503,770
Less:  Unearned finance charges and
       deferred loan fees                     (344,819)            (317,867)
       Allowance for credit losses             (74,323)             (70,045)
Net consumer finance receivables        $    2,235,080        $   2,115,858


The amount of gross nonaccruing consumer finance receivables included above was approximately $50.9 million and $45.6 million at December 31, 1997 and 1996, respectively.


Contractual maturities, net of unearned finance charges and deferred loan fees, at December 31, 1997 are as follows:

                                                Over 1
                                                   But
                                  Within        Within        Over
                                  1 year       5 years     5 years       Total
(Dollars in thousands)

Real estate secured loans     $  129,943    $  377,591   $ 463,518  $   971,052
Other installment loans          448,306       566,589         394    1,015,289
Retail installment contracts     123,810       199,065         187      323,062
                              $  702,059    $1,143,245   $ 464,099  $ 2,309,403

Consumer installment loans have maximum terms of 360 months, while retail installment contracts have maximum terms of 60 months. The weighted average contractual term of all consumer finance receivables written during the years ended December 31, 1997 and 1996 was 49 months and 50 months, respectively. Experience has shown that a substantial portion of the consumer finance receivables will be renewed or repaid prior to contractual maturity. Therefore, the tabulation of contractual payments should not be regarded as a forecast of future cash collections. During the years ended December 31, 1997 and 1996, the ratio of principal cash collections to average net consumer finance receivables outstanding was 59% and 63%, respectively. The majority of loans provide for a fixed rate of interest over the contractual life of the loan.


The approximate fair value of the Company's consumer finance receivables (net of unearned finance charges and deferred loan fees) as of December 31, 1997 and 1996 follows:

(Dollars in thousands)                 1997                        1996
                                           Approximate               Approximate
                               Net Book       Fair         Net Book      Fair
                                 Value        Value         Value        Value

Real estate secured loans     $ 971,052   $   955,491   $   889,970  $  874,959
Other installment loans       1,015,289       972,488       929,977     908,762
Retail installment contracts    323,062       323,062       365,956     365,956
                             $2,309,403   $ 2,251,041   $ 2,185,903  $2,149,677


Because the Company primarily lends to consumers, it did not have receivables from any industry group that comprised 10 percent or more of total consumer finance receivables at December 31, 1997. Geographic diversification of consumer finance receivables reduces the concentration of credit risk associated with a recession in any one region.

Activity in the Company's allowance for credit losses is as follows:

                                           Year Ended December 31,
(Dollars in thousands)                1997            1996             1995
Balance, January 1               $  70,045       $  55,568        $  53,217
Provision                           66,600          58,800           48,500
Amounts charged off
 Real estate secured loans          (1,292)         (1,582)          (1,324)
 Other installment loans           (64,460)        (50,086)         (51,208)
 Retail installment contracts      (13,946)        (10,947)         (11,404)
                                   (79,698)        (62,615)         (63,936)
Recoveries
 Real estate secured loans             556             442              590
 Other installment loans            11,538          12,892           12,543
 Retail installment contracts        2,553           2,863            2,924
                                    14,647          16,197           16,057
Net charge-offs                    (65,051)        (46,418)         (47,879)

Allowances on notes purchased        2,729           2,095            1,730
Balance, December 31             $  74,323       $  70,045        $  55,568

During 1997, the Company reduced interest and fee income by the pre-tax amount of $4.2 million, resulting from the revision of its estimate of interest earnings on "same as cash" retail installment contracts. "Same as cash" contracts provide a period during which the customer is allowed to pay the account balance in full with no interest charges. The percentage of customers exercising such option has been greater than originally estimated by the Company, thereby requiring the above-described adjustment.

Note 6   Investment Securities

Investment securities as of December 31, 1997 and 1996 are as follows:

(Dollars in thousands)                   December 31, 1997
                                                                     Approximate
                          Original    Amortized      Gross Unrealized      Fair
                            Cost        Cost        Gains     Losses      Value
Government obligations    $ 22,685    $  22,284    $  115    $   115   $ 22,284
Corporate obligations       98,875       98,316     1,180        266     99,230
Certificates of deposit
 and other                  34,905       32,917       186        142     32,961
                          $156,465    $ 153,517    $1,481    $   523  $ 154,475


(Dollars in thousands)                    December 31, 1996
                                                                     Approximate
                         Original     Amortized      Gross Unrealized       Fair
                           Cost         Cost        Gains     Losses       Value
Government obligations   $ 19,628     $  19,513    $  110    $   175    $ 19,448
Corporate obligations      86,339        86,255     1,060        352      86,963
Certificates of deposit
 and other                 30,579        30,622       171        132      30,661
                         $136,546     $ 136,390    $1,341    $   659    $137,072


There were no significant realized gains or losses during 1997 or 1996.

The following table presents the maturity of the investment securities at December 31, 1997:

(Dollars in thousands)
                                                             Approximate
                                            Amortized            Fair
                                               Cost             Value
Due in one year or less                    $   33,940        $   33,804
Due after one year through five years          71,191            71,711
Due after five years through ten years         43,519            44,091
Due after ten years                             4,867             4,869
                                           $  153,517        $  154,475

Note 7    Deferred Charges

Deferred charges, net of amortization, as of December 31, 1997 and 1996 are as follows:

(Dollars in thousands)                        1997              1996

Long-term debt issue costs               $   5,195        $    4,711
Premiums on purchased accounts              19,309             7,245
                                         $  24,504        $   11,956

Amortization of deferred charges for each of the last three years is as follows:

(Dollars in thousands)                   1997            1996           1995

Long-term debt issue costs           $  2,468        $  1,616        $ 1,287
Premiums on purchased accounts          2,697           3,495          3,198



Note 8   Short-term Debt

Short-term debt at December 31, 1997 and 1996 consisted of commercial paper notes. Such debt outstanding at December 31, 1997 had been issued in the minimum amount of $1,045,000 and with a maximum original term of 74 days.

The book value of short-term debt at December 31, 1997 approximates its estimated fair value.

Additional information concerning total short-term borrowings is as follows:

                                       Year Ended December 31,
(Dollars in thousands)                   1997            1996            1995
Outstanding during the year
 Maximum amount at any month end   $  471,980      $  578,743      $  312,876
 Average amount                       406,992         391,936         210,684
 Weighted average interest rate           5.8%            5.2%            6.0%

Balance at end of year
 Amount                            $  357,532      $  398,006      $  312,876
 Weighted average interest rate           6.1%            5.7%            5.9%

Weighted average interest rates include the effect of commitment fees.

Short-term notes totaling $67 million and $66 million were issued in December, 1997 and 1996, respectively. The proceeds of these notes were used to purchase investment securities and were repaid through liquidation of these securities in the month following issuance. This short-term debt has been reflected net of the securities balances in the accompanying Consolidated Statements of Financial Condition.

In 1996, the Company entered into a $550 million revolving credit agreement with several domestic and foreign banks. The agreement, which replaced the previous revolving credit agreement of $450 million, has a four-year term with repayment in full of any balance outstanding in August, 2000. This revolving credit agreement has restrictive covenants as described further in Note 9.

There were no borrowings under any of the above-described revolving credit agreements in 1997 or 1996.

On August 16, 1996, the Company obtained a revolving credit line of $2,685,000 from the Federal Home Loan Bank ("FHLB"). Under the revolving credit line, which expired August 15, 1997, interest was payable monthly at FHLB's cash management rate. During 1997 and at December 31, 1996, there were no outstanding borrowings under the line of credit. Interest expense in 1996 related to the borrowings on the revolving credit line was approximately $14,000.

Note 9    Long-term Debt

Long-term debt at December 31, 1997 and 1996 was comprised of the following:

(Dollars in thousands)                             1997              1996

   Senior Debentures and Notes
       7.375%, due February 15, 1997                           $    99,997
       8.125%, due December 1, 1997                                 99,909
       5.75%, due July 15, 1998             $   149,972            149,922
       7.875%, due February 15, 1999             99,947             99,904
       6.75%, due May 15, 1999                   99,992             99,986
       6.3%, due July 15, 2000                   99,949             99,931
       6.125%, due December 1, 2000             149,702            149,610
       7.75%, due June 15, 2001                 149,944            149,930
       7.25%, due June 15, 2001                  99,885             99,857
       6.75%, due August 15, 2001                99,933             99,917
       6.30%, due October 1, 2002               149,561
       6.50%, due November 15, 2003             149,320

         Total Senior Debt                    1,248,205          1,148,963

   Senior Subordinated Notes and Debentures
       8.875%, due August 15, 1998               99,979             99,948
       7.5%, due July 1, 1999                    99,788             99,659

         Total Senior Subordinated Debt         199,767            199,607

   Federal Home Loan Bank Notes
       4.98%, due December 3, 2001                                   4,200
       6.54%, due May 1,2001                     18,900
       5.39%, due June 3, 2002                    6,000

         Total Federal Home Loan Bank Notes      24,900              4,200

         Total Long-term Debt               $ 1,472,872        $ 1,352,770


Aggregate maturities at December 31, 1997 are as follows:

(Dollars in thousands)
                                   Senior             Federal
                 Senior         Subordinated         Home Loan
                  Debt              Notes            Bank Notes          Total
1998       $    149,972         $     99,979                        $  249,951
1999            199,939               99,788                           299,727
2000            249,651                                                249,651
2001            349,762                             $    18,900        368,662
2002            149,561                                   6,000        155,561
2003            149,320                                                149,320
           $  1,248,205         $    199,767        $    24,900     $1,472,872


The approximate fair value of the Company's long-term debt as of December 31, 1997 and 1996 is as follows:

(Dollars in thousands)

                                1997                            1996
                         Book     Approximate           Book       Approximate
                         Value     Fair Value           Value       Fair Value
Senior debt        $ 1,248,205    $ 1,274,620     $ 1,148,963     $  1,192,141
Senior subordinated
  notes                199,767        204,114         199,607          215,083
Federal Home Loan
  Bank notes            24,900         24,913           4,200            4,200
                   $ 1,472,872    $ 1,503,647     $ 1,352,770     $  1,411,431



On May 1, 1997, the Company obtained an adjustable rate advance from the FHLB of Topeka in the amount of $21,500,000. Under the credit agreement, which matures May 1, 2001, interest is payable monthly and adjusts every seven days to a rate equal to the FHLB's One Week Repo rate plus 10 basis points (6.54% at December 31, 1997). As a result of prepayments made in 1997, the outstanding balance as of December 31, 1997 is $18,900,000.

On June 3, 1997, the Company obtained a putable advance from the FHLB of Seattle in the amount of $6,000,000. On a specified day each quarter, the FHLB has the option to call the advance at par. Under the credit agreements, which matures June 3, 2002, interest is payable monthly and is determined using a fixed annual interest rate of 5.39%.

Interest expense related to FHLB debt in 1997 and 1996 was approximately $1,116,000 and $15,000 respectively.

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

In June, 1997, the Company filed an $800 million shelf registration statement. Under this registration statement, the Company issued in October, 1997, $150 million of 6.3% senior notes maturing October 1, 2002; and, in November, 1997, $150 million of 6.5% senior notes maturing November 15, 2003. The proceeds of these issues were used to reduce borrowings of the Company (including outstanding commercial paper) and for general corporate purposes.

Provisions of certain of the Company's debt agreements restrict the payment of dividends to a maximum prescribed proportion of cumulative earnings and contributed capital and provide for the maintenance of minimum levels of equity and maximum leverage ratios. At December 31, 1997, approximately $23 million was available under the debt agreement restriction for future dividends.

Note 10   Customer Deposits

The net book value and approximate fair value of the Company's customer deposits as of December 31, 1997 and 1996 are as follows:

(Dollars in thousands)
                                    1997                          1996
                             Book     Approximate          Book   Approximate
                            Value      Fair Value         Value    Fair Value
Certificates of deposit
 $100,000 and over      $  12,768      $   12,820     $  10,674     $  10,714
Certificates of deposit
 under $100,000           133,041         133,373       117,588       117,943
Savings accounts            1,493           1,493         1,534         1,534
Money market accounts      15,883          15,883        16,342        16,342
                        $ 163,185      $  163,569     $ 146,138     $ 146,533


Maturities of time deposits are $98,421,000 in 1998, $33,975,000 in 1999,
$7,131,000 in 2000 and $6,282,000 thereafter.

Note 11    Income Taxes

The components of income tax expense are as follows:

                                         Year Ended December 31,

(Dollars in thousands)        1997             1996              1995

Currently payable
 Federal                 $  28,567        $  44,871         $  35,739
 State                       5,237            8,317             6,719
Deferred                    (4,060)         (16,188)              (13)
                         $  29,744        $  37,000         $  42,445

The provisions for income taxes differ from the amounts determined by multiplying pretax income by the statutory Federal income tax rate of 35% for 1997, 1996 and 1995. A reconciliation between these amounts is as follows:

                                              Year Ended December 31,
(Dollars in thousands)                   1997           1996            1995

Income taxes at statutory rates     $  26,611      $  34,831       $  37,709
Increase (reduction) in taxes
 resulting from:
 State income taxes, net of
  Federal benefit                       2,972          5,406           4,367
 Other                                    161         (3,237)            369
                                    $  29,744      $  37,000       $  42,445

Deferred taxes result from temporary differences in the recognition of certain items for tax and financial reporting purposes. Deferred tax liabilities (assets) are comprised of the following:

                                                December 31,
(Dollars in thousands)                       1997             1996

Amortization of intangibles            $    9,537       $   11,606
Employee benefits accruals                  2,338            2,335
Depreciation                                   86              426
Loan interest and fee income                3,173            3,374
Other deferred income items                 1,389              378

Total deferred tax liabilities             16,523           18,119

Credit loss reserves                      (26,391)         (24,788)
Unearned insurance commissions             (4,700)          (3,956)
Other miscellaneous accruals               (2,099)          (2,598)
State taxes                                (4,100)          (4,076)
Other deferred deduction items             (3,655)          (3,181)

Total deferred tax assets                 (40,945)         (38,599)

Net deferred tax asset                $   (24,422)      $  (20,480)

Note 12   Net Insurance Operations and Other Income

Net insurance operations and other income is comprised as follows:

                                                 Year Ended December 31,
(Dollars in thousands)                       1997          1996          1995

Premium and commission income          $   37,422    $   36,691     $  37,448
Claims, ceding fees and other expenses    (15,627)      (14,335)      (14,774)
Net Insurance                              21,795        22,356        22,674

Other Income                                4,760         4,849         6,561

                                       $   26,555    $   27,205     $  29,235



Note 13   Retirement and Savings Plans

Substantially all of the Company's employees participate in a noncontibutory defined contribution pension plan maintained by Washington Mutual. Accumulated plan benefits and annual pension cost are derived from an allocation formula based on the Company's total participants and the Plan's total participants.

Pension cost for the Company's participants for the years ended December 31, 1997, 1996, and 1995 was $(150,000), $490,000 and $1,455,000, respectively.
Due to the Company's participation in a multi-employer defined benefit plan, information as to separate Company participant assets and vested benefits is not presented.

The Company's employees also participate in an employee savings plan maintained by Washington Mutual, which allows employees to defer part of their pretax compensation until retirement. Company contributions for the years disclosed equaled 50% of the contributions made by employees up to 6% plus annual discretionary amounts, if any, as determined by management. The Company's cost is based on the actual contribution related to its participating employees. Total expense was $1,034,000, $1,360,000 and $1,161,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

The Company's employees who retired prior to July 1, 1997 also participate in GWFC's defined benefit postretirement plans which cover a portion of the costs of medical and life insurance coverage to eligible employees and dependents based on age and length of service. Medical coverage options are the same as available to active employees. The accumulated postretirement benefit obligation and related expense are derived from an allocation formula based on the Company's total participants and the Plan's total participants.

The net postretirement medical and life insurance expense allocated to the Company for the years ended December 31, 1997, 1996 and 1995 were $358,000, $521,000 and $532,000, respectively.

Note 14  Leases

At December 31, 1997, the Company was lessee of office space, principally for loan offices, computer and other office equipment and automobiles, generally for terms of five or fewer years.
The Company has no material capital leases. Under operating leases that have initial or remaining noncancelable lease terms in excess of one year, approximate aggregate annual minimum rentals are $7,576,000 in 1998; $5,402,000 in 1999; $2,730,000 in 2000; $1,375,000 in 2001; and $576,000 in
2002. Rent expense for the years ended December 31, 1997, 1996 and 1995 was $10,804,000, $9,975,000, and $9,274,000, respectively.

Note 15  Contingencies

The Company and certain of its subsidiaries are parties to various lawsuits and proceedings arising in the ordinary course of business. The Company has also been named as a defendant in a number of class action suits, in which various industry-wide practices arising from routine business activities are being challenged and various damages are being sought. Certain of these lawsuits and proceedings arise in jurisdictions, such as Alabama, that permit damage awards disproportionate to the actual economic damages incurred. Based upon information presently available, the Company believes that the total amounts that will ultimately be paid, if any, arising from these lawsuits and proceedings will not have a material adverse effect on the Company's consolidated results of operations and financial position. However, it should be noted that the frequency of large damage awards, including large punitive damage awards, that bear little or no relation to actual economic damages incurred by plaintiffs in jurisdictions like Alabama continues to increase and creates the potential for an unpredictable judgment in any give suit.

Note 16  Transactions with Related Parties

Significant transactions with Washington Mutual or its subsidiaries in addition to those described in Note 3 are identified as follows:

   Washington Mutual Bank FA, another subsidiary of Washington Mutual, provided the Company with certain administrative services, including human resources and cash management, for which the Company paid management fees of $1,900,000 in 1997, $1,770,000 in 1996 and $1,358,000 in 1995.

   The Company made payments to Washington Mutual pursuant to a tax allocation policy and in connection with the retirement and savings plans.

Note 17   Approximate Fair Values of Financial Instruments

A summary of the approximate fair values of the Company's financial instruments, as compared to their carrying values, is set forth in the following table:

(Dollars in thousands)
                                        December 31, 1997            December 31, 1996
                                      Carrying   Approximate       Carrying  Approximate
                                       Value      Fair Value        Value     Fair Value
Consumer finance receivables Note 5  $2,309,403   $2,251,041     $2,185,903   $2,149,677
Investment securities        Note 6     153,517      154,475        136,390      137,072
Short-term debt              Note 8     357,532      357,532        398,006      398,006
Long-term debt               Note 9   1,472,872    1,503,647      1,352,770    1,411,431
Customer deposits            Note 10    163,185      163,569        146,138      146,533


See Note 2 and the referenced Notes for additional information.


Note 18   Selected Quarterly Financial Data (Unaudited)

A summary of the quarterly results of operations for the years ended December 31, 1997 and 1996 is set forth below:

                                                   Quarter Ended
                              March 31,              June 30,           September 30,          December 31,
(Dollars in thousands)       1997      1996        1997      1996        1997      1996         1997       1996
Revenue                  $ 99,723  $102,688    $100,836  $ 99,806    $ 97,991  $ 99,605     $107,978   $104,603

Interest and other
expenses                   66,298    64,756      63,654    53,931      64,746    63,314       69,199     66,383

Provision for credit
 losses                    15,400    14,500      15,600    13,600      16,200    15,300       19,400     15,400

Total expenses             81,698    79,256      79,254    67,531      80,946    78,614       88,599     81,783

Income before taxes        18,025    23,432      21,582    32,275      17,045    20,991       19,379     22,820

Income tax provision        7,100     9,200       8,500    12,800       6,800     8,200        7,344      6,800

Net income              $  10,925  $ 14,232    $ 13,082  $ 19,475    $ 10,245  $ 12,791    $  12,035   $ 16,020


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

           None.

                             PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  Index of Documents filed as a part of this Report:

 1.  Financial Statements

     Included in Part II of this Report:
                                                                     PAGE

     Reports of Independent Certified Public Accountants . . . . . . . 17

     Aristar, Inc. and Subsidiaries:
      Consolidated Statements of Financial Condition
      at December 31, 1997 and 1996. . . . . . . . . . . . . . . . . . 19
      Consolidated Statements of Operations and Retained Earnings
      for the Years Ended December 31, 1997, 1996 and 1995 . . . . . . 20
      Consolidated Statements of Cash Flows
      for the Years Ended December 31, 1997, 1996 and 1995 . . . . . . 21
      Notes to Consolidated Financial Statements . . . . . . . . . . . 22

 2.  Financial Statement Schedules

     All schedules are omitted because of the absence of the conditions under which they are required or because the required information is set forth in the financial statements or related notes.

 3.  Exhibits

     Included in Part IV of this Report:

         Exhibit
          Number

    (2) (a) Agreement dated as of April 30, 1996, between Great Western Bank and First Community Financial Services, Inc. (1)
        (b)  Amendment to Exhibit (2) (a) dated as of August 31, 1996.(2)
        (c) Agreement dated as of April 30, 1996, between Great Western Bank and Blazer Financial Services, Inc. (1)
        (d)  Amendment to Exhibit (2) (c) dated as of August 31, 1996.(2)

        (e)  Agreement dated as of April 30, 1996, between Great Western
             Bank and Blazer Financial Services, Inc. of Florida. (1)
        (f)  Amendment to Exhibit (2) (e) dated as of August 31, 1996.(2)
        (g) Agreement dated as of December 31, 1996, between Great Western Financial Corporation and Aristar, Inc. (3)
    (3) (a) Certificate of Incorporation of Aristar, Inc. as presently in effect.(4)
        (b)  By-Laws of Aristar, Inc. as presently in effect.(4)

    (4) (a)  Indenture dated as of July 15, 1984, between
             Aristar, Inc. and Bank of Montreal Trust
             Company, as trustee.(5)
        (b) First supplemental indenture to Exhibit (4)(a) dated as of June 1, 1987.(5)
        (c)  Indenture dated as of August 15, 1988 between Aristar, Inc.
             and Bank of Montreal Trust Company, as trustee.(6)
        (d)  Indenture dated as of May 1, 1991 between Aristar, Inc.
             and Security Pacific National Bank, as trustee.(7)
        (e)  Indenture dated as of May 1, 1991 between Aristar, Inc.
             and The First National Bank of Boston, as trustee. (7)
        (f) Indenture dated as of October 1, 1997 between Aristar, Inc. and First Union National Bank, as trustee. (8)
        (g) Indenture dated as of November 15,1997 between Aristar, Inc. and First Union National Bank, as trustee. (9)
        (h) The registrant hereby agrees to furnish the Securities and Exchange Commission upon request with copies of all instruments defining rights of holders of long-term debt of Aristar and its consolidated subsidiaries.

    (10) Income Tax Allocation Agreement dated as of December 15, 1995 between Aristar, Inc. and Great Western Financial Corporation. (10)

    (12)   Statement Re: Computation of Ratios.

    (23)   Consents of Independent Certified Public Accountants.

    (24)   Power of Attorney included on Page 43 of the Form 10-K.

    (27)   Financial Data Schedule.

        (1) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, Commission file number 1-3521.
        (2) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, Commission file number 1-3521.
        (3)  Incorporated by reference to Registrant's
             Current Report on Form 8-K dated December 31, 1996, Commission file number 1-3521.
        (4)  Incorporated by reference to Registrant's
             Annual Report on Form 10-K for the year ended December 31, 1987, Commission file number 1-3521.
        (5)  Incorporated by reference to Registrant's
             Current Report on Form 8-K dated May 29,
             1991, Commission file number 1-3521.
        (6)  Incorporated by reference to Registrant's
             Current Report on Form 8-K dated June
             24,1992, Commission file number 1-3521.
        (7) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, Commission file number 1-3521.
        (8)  Incorporated by reference to Registrant's
             Current Report on Form 8-K dated October 6,
             1997, Commission file number 1-3521.
        (9)  Incorporated by reference to Registrant's
             Report on Form 424B2 dated November 6, 1997,
             Commission file number 1-3521.
        (10) Incorporated by reference to Registrant's
             Annual Report on Form 10-K for the year ended December 31, 1995, Commission file number 1-3521.

    (b) Reports on Form 8-K

        On October 8, 1997, the Company filed a Current Report on Form 8-K, dated October 6, 1997, disclosing, under item
        (7) thereof, the terms of the issuance of $150,000,000 aggregate principal amount of its 6.3% senior notes maturing October 1, 2002.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARISTAR, INC.

By    /s/ James R. Hillsman                              March 31, 1998
James R. Hillsman, Senior Vice President                 Date
and Deputy Chief Financial Officer
(Principal Accounting Officer)



                            POWER OF ATTORNEY

Each person whose signature appears below hereby authorizes James R. Hillsman as attorney-in-fact to sign on his behalf as an individual and in every capacity stated below, and to file all amendments to the registrant's Form 10-K, and the registrant hereby confers like authority to sign and file in its behalf.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1998.

/s/ Craig E. Tall
Craig E. Tall, President and Director
(Principal Executive Officer)


/s/ Fay L. Chapman
Fay L. Chapman, Director


/s/ Wayne L. Evans
Wayne L. Evans, Director


/s/ James B. Fitzgerald
James B. Fitzgerald, Director


/s/ William A. Longbrake
William A. Longbrake, Director