Form 10-K/A
period 1997-12-31
ARISTAR INC
filed 1998-03-31
CIK 7214

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-K


(Mark One)
  x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997
                                OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of Common Stock held by non-affiliates:      None
As of February 28, 1998, there were 1,000 shares of Common Stock outstanding.

Documents incorporated by reference:    None

Registrant meets the conditions set forth in General Instruction (I)(1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

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

Craig E. Tall*
Craig E. Tall, President and Director
(Principal Executive Officer)


Fay L. Chapman*
Fay L. Chapman, Director


Wayne L. Evans*
Wayne L. Evans, Director


James B. Fitzgerald*
James B. Fitzgerald, Director


William A. Longbrake*
William A. Longbrake, Director




/s/ James R. Hillsman
*   by James R. Hillsman, Attorney-in-fact