Form 10-Q
period 1998-03-31
ARISTAR INC
filed 1998-05-05
CIK 7214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q

(Mark One)
x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 1998
OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

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

               Yes         X                   No


                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     As of April 30, 1998, there were 1,000 shares of Common Stock outstanding.

Registrant meets the conditions set forth in General Instruction (H)(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                    ARISTAR, INC. AND SUBSIDIARIES

                              FORM 10-Q

                                INDEX


Part I.   Financial Information:

  Item 1.  Financial Statements

   Consolidated Statements of Financial Condition -
     March 31, 1998, December 31, 1997 and
     March 31, 1997. . . . . . . . . . . . . . . . . . . . . . . . 3

   Consolidated Statements of Operations and Retained Earnings -
     Three Months Ended March 31, 1998 and 1997. . . . . . . . . . 4

   Consolidated Statements of Cash Flows -
     Three Months Ended March 31, 1998 and 1997. . . . . . . . . . 5

   Notes to Consolidated Financial Statements. . . . . . . . . 6 - 8

  Item 2.  Management's Analysis of the
   Results of Operations for the Three Months
   Ended March 31, 1998. . . . . . . . . . . . . . . . . . . . . . 9

Part II.  Other Information:

  Item 5. Other Information. . . . . . . . . . . . . . . . . . .  10

  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . 11 - 12


  SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . .13

Item 1.   Financial Statements

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Financial Condition

                                        March 31,    December 31,     March 31,
(Dollars in thousands)                      1998            1997          1997
                                      (Unaudited)                    (Unaudited)
ASSETS
Consumer finance receivables, net    $ 2,197,197     $ 2,235,080   $ 2,083,084
Investment securities                    156,270         154,475       131,665
Cash and cash equivalents                 29,387          26,446        33,875
Property and equipment, less
 accumulated depreciation and
 amortization:  1998, $22,706;
 1997, $22,310 and $21,892                 9,533           9,687        10,070
Deferred charges                          22,983          24,504        11,760
Excess of cost over equity of
 companies acquired, less
 accumulated amortization: 1998,
 $61,468; 1997, $59,702 and $54,404       47,825          49,591        54,889
Other assets                              38,848          34,245        30,592
 TOTAL ASSETS                        $ 2,502,043     $ 2,534,028   $ 2,355,935

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities
Short-term debt                      $   295,402     $   357,532   $   464,811
Long-term debt                         1,483,023       1,472,872     1,254,702
     Total debt                        1,778,425       1,830,404     1,719,513
Customer deposits                        165,697         163,185       144,548
Accounts payable and other liabilities    46,280          47,209        39,808
Federal and state income taxes            32,726          24,628        15,137
Insurance claims and benefits reserves     8,024           7,824         7,178
Unearned insurance premiums and
  commissions                             64,420          62,594        57,243
     Total liabilities                 2,095,572       2,135,844     1,983,427

Stockholder's equity
Common stock: $1.00 par value;
  10,000 shares authorized; 1,000
  shares issued and outstanding                1               1             1
Paid-in capital                           44,894          44,894        44,894
Retained earnings                        360,745         352,756       327,894
Accumulated other comprehensive income:
 Net unrealized holding gain (loss) on
  investment securities                      831             533          (281)
     Total stockholder's equity          406,471         398,184       372,508

 TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY               $ 2,502,043     $ 2,534,028   $ 2,355,935

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Financial Performance and Retained Earnings
(Unaudited)

                                                       For the Three
                                                  Months Ended March 31,
(Dollars in thousands)                               1998                1997

Loan interest and fee income                 $     98,448        $     91,204
Investment securities income                        2,855               2,453
 Total interest income                            101,303              93,657

Interest and debt expense                          33,160              31,829

Net interest income before
 provision for credit losses                       68,143              61,828

Provision for credit losses                        18,000              15,400

 Net interest income                               50,143              46,428

Other operating income
 Net insurance operations
  and other income                                  6,489               6,066

Other expenses
 Personnel expense                                 19,059              18,253
 Occupancy expense                                  2,553               2,497
 Advertising expense                                1,445               1,052
 Amortization of excess cost over
  equity of companies acquired                      1,766               1,766
 Other operating expenses                          11,120              10,901
                                                   35,943              34,469

Income before income taxes                         20,689              18,025

Provision for federal and state income taxes        8,200               7,100

Net income                                         12,489              10,925

  Other comprehensive income, before tax:
    Net unrealized holding gains on securities
    arising during period                             445              (1,176)

  Income tax expense related to items of other
    comprehensive income                              147                (519)

  Other comprehensive income, net of tax              298                (657)

Comprehensive income                           $   12,787          $   10,268

Retained earnings
  Beginning of period                             352,756             323,969
  Net Income                                       12,489              10,925
  Dividends paid                                   (4,500)             (7,000)
  End of period                                $  360,745          $  327,894

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                                       For the Three
                                                  Months Ended March 31,
(Dollars in thousands)                               1998               1997

Cash flows from operating activities
 Net income                                    $   12,489         $   10,925
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Provision for credit losses                     18,000             15,400
   Depreciation and amortization                    3,641              3,350
   Deferred income taxes                             (146)               519
   Increase (decrease) in
    Accounts payable and other liabilities           (929)            (6,558)
    Unearned insurance premiums and commissions
     and insurance claims and benefits reserves     2,026             (1,081)
    Currently payable income taxes                  8,098              1,301
   (Increase) Decrease in other assets             (4,603)             6,727

 Net cash provided by operating activities         38,576             30,583

Cash flows from investing activities
 Investment securities purchased                  (13,305)           (12,220)
 Investment securities matured                     11,982             16,427
 Consumer finance receivables originated
  or purchased                                   (333,233)          (327,885)
 Consumer finance receivables repaid              353,379            344,619
 Net change in property and equipment                (279)              (162)

 Net cash provided by investing activities         18,544             20,779

Cash flows from financing activities
 Net change in short-term debt                    (62,130)            66,805
 Proceeds from issuance of long-term debt          10,000              6,000
 Repayments of long-term debt                                       (104,200)
 Net change in customer deposits                    2,512             (1,590)
 Dividends paid                                    (4,500)            (7,000)
 Long-term debt issue costs                           (61)              (162)

 Net cash used in financing activities            (54,179)           (40,147)

Net increase in cash and cash
 equivalents                                        2,941             11,215

Cash and cash equivalents
 Beginning of period                               26,446             22,660

 End of period                                 $   29,387         $   33,875

Supplemental disclosures of cash flow information
 Interest paid                                 $   30,540         $   34,949
 Net intercompany payments in lieu of federal
  and state income taxes                       $      103         $    5,801

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited consolidated financial statements of Aristar, Inc. and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair
presentation have been included.   These statements should be read in
conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

Note 2 Ownership

The Company is an indirect, wholly-owned subsidiary of Washington Mutual, Inc.

ARISTAR, INC. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 3 Consumer Finance Receivables

Consumer finance receivables consisted of the following:

                                         March 31,  December 31,     March 31,
(Dollars in thousands)                       1998          1997          1997

Consumer finance receivables
    Real estate secured loans        $  1,124,115   $ 1,094,061   $ 1,020,606
    Other installment loans             1,163,040     1,197,788     1,071,001
    Retail installment contracts          323,942       362,373       375,537
    Gross consumer finance receivables  2,611,097     2,654,222     2,467,144

Less: Unearned finance charges and
      deferred loan fees                 (339,409)     (344,819)     (313,714)
Consumer finance receivables net
 of unearned finance charges and
 deferred loan fees                     2,271,688     2,309,403     2,153,430

Less: Allowance for credit losses         (74,491)      (74,323)      (70,346)

   Net consumer finance receivables  $  2,197,197   $ 2,235,080   $ 2,083,084

Activity in the Company's allowance for credit losses is as follows:

                                    Three Months           Year   Three Months
                                           Ended          Ended          Ended
                                        March 31,   December 31,      March 31,
(Dollars in thousands)                      1998           1997           1997

Balance, beginning of period         $    74,323     $   70,045     $   70,045
Provision for credit losses               18,000         66,600         15,400
Amounts charged-off
 Real estate secured loans                  (450)        (1,292)          (236)
 Other installment loans                 (17,943)       (64,460)       (15,839)
 Retail installment contracts             (3,678)       (13,946)        (3,164)
                                         (22,071)       (79,698)       (19,239)
Recoveries
 Real estate secured loans                   177            556             95
 Other installment loans                   3,123         11,538          3,052
 Retail installment contracts                742          2,553            687
                                           4,042         14,647          3,834
Net charge-offs                          (18,029)       (65,051)       (15,405)

Allowances on notes purchased                197          2,729            306
Balance, end of period                $   74,491      $  74,323     $   70,346

Allowance as a percentage of consumer
  finance receivables net of unearned
  finance  charges and deferred loan
  fees at  period end                        3.3%           3.2%           3.3%

ARISTAR, INC. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 4 Long-term Debt

Long-term debt consisted of the following:

                                        March 31,    December 31,    March 31,
(Dollars in thousands)                      1998            1997         1997

Senior Notes and Debentures         $  1,248,314    $  1,248,205  $ 1,049,056
Senior Subordinated Notes
 and Debentures                          199,809         199,767      199,646
Federal Home Loan Bank Notes              34,900          24,900        6,000
                                    $  1,483,023    $  1,472,872  $ 1,254,702

Note 5 Customer Deposits

Customer deposits consisted of the following:

                                        March 31,    December 31,    March 31,
(Dollars in thousands)                      1998            1997         1997

Money market accounts               $     15,335    $     15,883   $   15,549
Savings accounts                           1,133           1,493        1,642
Certificates of deposit
 under $100,000                          135,916         133,041      116,562
Certificates of deposit
 $100,000 and over                        13,313          12,768       10,795
                                    $    165,697    $    163,185   $  144,548

Item 2. MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998


The Company's net interest income before provision for credit losses increased $6.3 million, or 10.2% to $68.1 million for the quarter ended March 31, 1998, compared to the first quarter of 1997. Average net consumer finance receivables outstanding of $2.3 billion were $123.3 million, or 5.7%, greater for the quarter ended March 31, 1998 as compared to the quarter ended March
31, 1997. The increase in receivables reflects originations, excluding renewals, of $333.2 million which was up 1.6% compared to the same period during 1997. The increased lending volume is primarily due to home equity originations in the state of Texas as a result of a change in legislation that expanded the availability of that product. The overall portfolio yield increased 40 basis points to 17.2% from 16.8% for the quarter ended March 31, 1998 as compared to the same 1997 period. As a result, loan interest and fee income increased $7.2 million, or 8.0%, for the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997. Income from investment securities increased $402 thousand, or 16.4%, for the quarter ended March 31, 1998, as compared to the same 1997 period. As a result, total interest income increased by $7.6 million, or 8.2%, for the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997. Average debt outstanding of $2.0 billion increased $88 thousand, or 4.7%, and the weighted average interest rate on such debt decreased by 3 basis points, resulting in an increase in interest and debt expense of $1.3 million, or 4.2%, for the quarter ended March 31, 1998, as compared to the same 1997 period.

The provision for credit losses for the quarter ended March 31, 1998 was 3.14% as an annualized percentage of average net consumer finance receivables for that period, as compared to 2.84% for the first quarter of 1997. Net credit charge-offs for the quarter ended March 31, 1998 were 3.14% on an annualized percentage of average net finance receivables, as compared to 2.84% for the same quarter of 1997. The increase is due primarily to the national rise in bankruptcies which has resulted in higher credit losses for the industry. At March 31, 1998 the allowance for credit losses as a percentage of finance receivables equated to 3.3% as compared to 3.2% at December 31, 1997 and 3.3% at March 31, 1997. The increase in provision rate and allowance for credit losses reflect management's assessment of the quality of the Company's receivables portfolio at this time including the effect of current economic trends, loan portfolio aging, historical loss experience and evaluation of collateral.

Personnel expenses were $806 thousand, or 4.4%, higher in the period ended March 31, 1998, as compared to the same 1997 period. This is primarily due to normal compensation increases.

Productivity, defined as the ratio of operating and administrative expenses (before deferral of direct loan costs) to average outstanding finance receivables, improved to 6.6% in the quarter ended March 31, 1998 as compared to 6.7% in the first quarter of 1997.

PART II.  OTHER INFORMATION

Item 5.   Other Information

The calculation of the Company's ratio of earnings to fixed charges as of the dates indicated is shown below:

                                 Three Months              Year   Three Months
                                        Ended             Ended          Ended
                                     March 31,      December 31,      March 31,
                                         1998              1997           1997

Income before income taxes        $    20,689        $   76,031    $    18,025

Fixed charges:
  Interest and debt expense on
 all indebtedness                      33,160           128,887         31,829

     Appropriate portion of
     rentals (33%)                        927             3,565            881

Total fixed charges                    34,087           132,452         32,710

Earnings available for
 fixed charges                     $   54,776       $   208,483    $    50,735

Ratio of earnings
 to fixed charges                        1.61              1.57           1.55


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

   (3) (a) Certificate of Incorporation of Aristar, Inc. as presently in effect. (4)
       (b)      By-Laws of Aristar, Inc. as presently in effect. (4)

   (4) (a) Indenture dated as of May 1, 1991 between Aristar, Inc. and Security Pacific National Bank, as trustee. (5)
       (b) Indenture dated as of May 1, 1991 between Aristar, Inc. and The First National Bank of Boston, as trustee. (5)
       (c) Indenture dated as of July 1, 1992 between Aristar, Inc. and The Chase Manhattan Bank, N.A., as trustee. (6)
       (d)      Indenture dated as of July 1, 1992 between Aristar,
                Inc. and Citibank, N.A., as trustee. (6)
       (e)      Indenture dated as of July 1, 1995 between Aristar,
                Inc. and The Bank of New York, as trustee.  (7)
       (f) Indenture dated as of October 1, 1997 between Aristar, Inc. and First Union National Bank, as trustee. (8)
       (g) Indenture dated as of November 15, 1997 between Aristar, Inc. and First Union National Bank, as trustee. (9)
       (h) The registrant hereby agrees to furnish the Securities and Exchange Commission upon request with copies of all instruments defining rights of holders of long-term debt of Aristar, Inc. and its consolidated subsidiaries.

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


                                       ARISTAR, INC.

Date:    May 5, 1998                   By: /s/ James R. Hillsman
                                       James R. Hillsman
                                       Senior Vice President and
                                       Deputy Chief Financial Officer
                                       (Principal Accounting Officer)