Form 10-Q
period 1998-06-30
ARISTAR INC
filed 1998-08-14
CIK 7214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q


                                   (Mark One)
     X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended JUNE 30, 1998
                              --------------------
                                       OR
     o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from..........to...................................

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

                            Yes X          No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
    As of July 31, 1998, there were 1,000 shares of Common Stock outstanding.

 Registrant meets the conditions set forth in General Instruction (H)(1)(a) and
 (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                         ARISTAR, INC. AND SUBSIDIARIES

                                    FORM 10-Q


                                      INDEX


Part I.    Financial Information:

     Item 1.  Financial Statements

       Consolidated Statements of Financial Condition -
         June 30, 1998, December 31, 1997, and
         June 30, 1997.......................................................3

       Consolidated Statements of Operations, Comprehensive Income
          and Retained Earnings -
         Three Months and Six Months Ended June 30, 1998 and 1997............4

       Consolidated Statements of Cash Flows -
         Three Months and Six Months Ended June 30, 1998 and 1997............5

       Notes to Consolidated Financial Statements........................6 - 8

     Item 2.  Management's Analysis of the
       Results of Operations for the Six Months
       Ended June 30, 1998.................................................. 9

Part II.   Other Information:

     Item 5.      Other Information.........................................10

     Item 6.      Exhibits and Reports on Form 8-K.....................11 - 12


     SIGNATURE..............................................................13

Item 1.    Financial Statements

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Financial Condition
                                                               June 30,       December 31,             June 30,
(Dollars in thousands)                                               1998             1997                 1997
                                                           --------------   --------------       --------------
                                                            (Unaudited)                             (Unaudited)
ASSETS
Consumer finance receivables, net                         $   2,242,928      $   2,254,389        $   2,109,670
Investment securities                                           174,338            154,475              147,052
Cash and cash equivalents                                        11,403             26,446               22,062
Property and equipment, less accumulated
  depreciation and amortization: 1998,
  $23,182; 1997, $22,310 and $21,917                             10,723              9,687                9,847
Excess of cost over equity of
  companies acquired, less
  accumulated amortization: 1998,
  $61,587; 1997, $59,702 and $56,171                             47,706             49,591               53,123
Other assets                                                     38,934             39,440               36,845
                                                           ------------       ------------         ------------
   TOTAL ASSETS                                           $   2,526,032      $   2,534,028        $   2,378,599
                                                           ============          =========            =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Short-term debt                                           $     314,798      $     357,532        $     452,683
Long-term debt                                                1,477,182          1,472,872            1,276,332
                                                              ---------          ---------            ---------
     Total debt                                               1,791,980          1,830,404            1,729,015
Customer deposits                                               173,066            163,185              143,397
Accounts payable and other liabilities                           47,724             47,209               51,247
Federal and state income taxes                                   14,730             24,628               11,507
Insurance claims and benefits reserves                            8,851              7,824                7,489
Unearned insurance premiums and
  commissions                                                    65,001             62,594               56,939
                                                           ------------       ------------         ------------
     Total liabilities                                        2,101,352          2,135,844            1,999,594
                                                           ------------       ------------         ------------

Stockholder's equity
Common stock: $1.00 par value;
  10,000 shares authorized; 1,000
  shares issued and outstanding                                       1                  1                    1
Paid-in capital                                                  48,959             44,894               44,894
Retained earnings                                               374,834            352,756              334,476
Accumulated other comprehensive income:
  Net unrealized holding gain (loss) on investment
   securities                                                       886                533                (366)
                                                           ------------       ------------         -----------
     Total stockholder's equity                                 424,680            398,184              379,005
                                                           ------------       ------------         ------------

   TOTAL LIABILITIES AND
    STOCKHOLDER'S EQUITY                                  $   2,526,032      $   2,534,028        $   2,378,599
                                                           ============          =========         ============

See Notes to Consolidated Financial Statements.


ARISTAR, INC. and Subsidiaries
Consolidated Statements of Operations, Comprehensive Income and Retained Earnings
(Unaudited)
                                                            For the Three                     For the Six
                                                    Months Ended June 30,                 Months Ended June 30,

(Dollars in thousands)                                     1998             1997            1998              1997
                                                    -----------      -----------     -----------       -----------

Loan interest and fee income                        $    97,683      $    90,440     $   194,895       $   180,748
Investment securities income                              2,967            2,530           5,822             4,983
                                                    -----------      -----------     -----------       -----------
   Total interest income                                100,650           92,970         200,717           185,731

Interest and debt expense                                32,693           31,586          65,853            63,415
                                                    -----------      -----------     -----------       -----------

   Net interest income                                   67,957           61,384         134,864           122,316

Provision for credit losses                              18,300           15,600          36,300            31,000

Net insurance operations                                  4,638            5,377          10,377            10,555
Other income                                              1,139            1,612           1,889             2,500
                                                    -----------      -----------     -----------       -----------
   Total other income                                     5,777            6,989          12,266            13,055

Other expenses
   Personnel costs                                       18,985           16,727          38,044            34,980
   Occupancy expenses                                     2,569            2,436           5,122             4,933
   Advertising expenses                                   1,430            1,253           2,875             2,305
   Amortization of excess cost over
     equity of companies acquired                           866            1,766           1,885             3,532
   Other operating expenses                               9,042            9,009          18,926            19,014
                                                    -----------      -----------     -----------       -----------
     Total other expense                                 32,892           31,191          66,852            64,764
                                                    -----------      -----------     -----------       -----------

Income before income taxes                               22,542           21,582          43,978            39,607

Provision for federal and state income
  taxes                                                   8,900            8,500          17,400            15,600
                                                    -----------      -----------     -----------       -----------

Net income                                               13,642           13,082          26,578            24,007

Other comprehensive income, before tax:
  Net unrealized holding gains (losses) on securities
    arising during period                                    61            (159)             506             (1,335)

  Income tax expense (benefit) related to
    items of other comprehensive income                       6             (74)             153               (593)
                                                    -----------      ----------      -----------       ------------

Other comprehensive income (loss), net of tax                55             (85)             353               (742)
                                                    -----------      ----------      -----------       ------------
Comprehensive income                                $    13,697      $    12,997     $    26,931       $      23,265
                                                    ===========      ===========     ===========       =============

Retained earnings
   Beginning of period                              $   361,192      $   327,894     $   352,756       $    323,969
   Net income                                            13,642           13,082          26,578             24,007
   Dividends paid                                                        (6,500)         (4,500)           (13,500)

   End of period                                    $   374,834      $   334,476     $   374,834       $    334,476
                                                    ===========      ===========     ===========       ============


See Notes to Consolidated Financial Statements.


ARISTAR, INC. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)                                                    For the Three                      For the Six
                                                             Months Ended June               Months Ended June 30,

(Dollars in thousands)                                     1998             1997            1998               1997
                                                    -----------      -----------     -----------       ------------

Cash flows from operating activities
Net income                                          $    13,642      $    13,082     $    26,578       $     24,007
Adjustments to reconcile net income to net cash
   provided by operating activities
    Provision for credit losses                          18,300           15,600          36,300             31,000
    Depreciation and amortization                         2,211            2,880           4,590              5,733
    Deferred income taxes                                  (39)               74           (185)                593
    Increase (decrease) in
     Accounts payable and other liabilities               1,444           11,439             515              4,881
     Unearned insurance premiums and commissions
       and insurance claims and benefits reserves         1,408                7           3,434            (1,074)
     Currently payable income taxes                    (18,296)          (3,630)         (9,898)            (2,329)
   Other assets                                           4,655          (1,878)             506              5,185
                                                    -----------       ---------      -----------       ------------

 Net cash provided by operating activities               23,325           37,574          61,840             67,996
                                                    -----------      -----------     -----------       ------------

Cash flows from investing activities
 Investment securities purchased                       (36,533)         (27,614)        (49,838)           (39,834)
 Investment securities matured                           18,557           12,074          30,539             28,501
 Consumer finance receivables originated
   or purchased                                       (408,156)        (370,917)       (741,389)          (698,803)
 Consumer finance receivables repaid                    361,575          335,534         714,954            680,153
 Net change in property and equipment                   (1,582)            (185)         (1,861)             ( 347)
                                                      ---------      -----------     -----------         ----------

 Net cash used in investing activities                 (66,139)         (51,108)        (47,595)           (30,330)
                                                    ----------       ----------      -----------       ------------

Cash flows from financing activities
 Net change in short-term debt                           19,396         (12,128)        (42,734)             54,677
 Proceeds from issuance of long-term debt                                 21,500          10,000             27,500
 Repayments of long-term debt                           (6,000)                          (6,000)          (104,200)
 Net change in customer deposits                          7,369          (1,151)           9,881            (2,741)
 Dividends paid                                                          (6,500)         (4,500)           (13,500)
 Proceeds from affiliate transfer                         4,065                            4,065
                                                    -----------      -----------     -----------

 Net cash provided by (used in) financing
  activities                                             24,830            1,721        (29,288)           (38,264)
                                                    -----------      -----------     ----------        -----------

Net decrease in cash
  and cash equivalents                                 (17,984)         (11,813)        (15,043)              (598)

Cash and cash equivalents
 Beginning of period                                     29,387           33,875          26,446             22,660
                                                    -----------      -----------     -----------       ------------

 End of period                                      $    11,403      $    22,062     $    11,403       $     22,062
                                                    ===========      ===========     ===========       ============

Supplemental disclosures of cash flow information
 Interest paid                                      $    34,033      $    30,205     $    64,573       $     68,154
 Net intercompany payment in lieu of federal
   and state income taxes                           $    27,197      $    12,133     $    27,300       $     17,934

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

ARISTAR, INC. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Note 3        Finance Receivables

Consumer finance receivables consisted of the following:
                                                                  June 30,          December 31,          June 30,
(Dollars in thousands)                                                1998                  1997              1997
                                                             -------------      ----------------    --------------
Consumer finance receivables
  Real estate secured loans                                  $   1,163,924         $   1,094,061    $    1,054,338
  Other installment loans                                        1,169,784             1,197,788         1,062,407
  Retail installment contracts                                     309,645               362,373           367,698
                                                             -------------         -------------    --------------
  Gross consumer finance receivables                             2,643,353             2,654,222         2,484,443

Less:   Unearned finance charges and
          deferred loan fees                                     (324,326)             (325,510)         (303,920)
                                                             ------------          ------------     -------------
Consumer finance receivables net of unearned
  finance charges and deferred loan fees                         2,319,027             2,328,712         2,180,523

Less: Allowance for credit losses                                 (76,099)              (74,323)          (70,853)
                                                             ------------          ------------     -------------

Net consumer finance receivables                             $   2,242,928         $   2,254,389    $    2,109,670
                                                             =============         =============    ==============

Activity in the Company's allowance for credit losses is as follows:

                                                             Three Months Ended        Six Months Ended
                                                                June 30,                               June 30,

(Dollars in thousands)                               1998              1997              1998                  1997
                                                     ----              ----              ----                  ----

Balance, beginning of period                $     74,491         $     70,346        $   74,323        $     70,045
Provision for credit losses                       18,300               15,600            36,300              31,000
Amounts charged-off
   Real estate secured loans                       (264)                (288)             (714)               (524)
   Other installment loans                      (17,674)             (15,792)          (35,617)            (31,631)
   Retail installment contracts                  (3,650)              (3,334)           (7,328)             (6,498)
                                            -----------          -----------         ---------         -----------
                                                (21,588)             (19,414)          (43,659)            (38,653)
Recoveries
   Real estate secured loans                         143                   53               320                148
   Other installment loans                         3,568                3,064             6,691              6,116
   Retail installment contracts                      779                  672             1,521              1,359
                                            ------------          -----------        ----------        -----------
                                                   4,490                3,789             8,532              7,623
                                            ------------          -----------        ----------        -----------
Net charge-offs                                 (17,098)             (15,625)          (35,127)           (31,030)

Allowances on notes purchased                        406                  532               603                838
                                            ------------          -----------        ----------        -----------
Balance, end of period                      $     76,099         $     70,853        $   76,099        $    70,853
                                            ============         ============        ==========        ===========

Allowance as a percentage of:
 Consumer finance receivables net
  of unearned finance charges and
  deferred loan fees at period end                  3.3%                 3.2%              3.3%               3.2%

 Current period annualized net charge-offs        111.3%               113.4%            108.3%             114.2%

ARISTAR, INC. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following  table sets forth the ratio of receivables  delinquent for 60 days or more, on a contractual basis, to gross receivables outstanding:
                                                June 30,                December 31,              June 30,
                                                    1998                        1997                  1997
                                            ------------              --------------         -------------
Real estate secured loans                           0.8%                        0.8%                  0.7%
Other installment loans                              4.6                         4.3                   4.2
Retail installment contracts                         3.4                         3.2                   3.0
                                            ------------              --------------         -------------
                                                    2.7%                        2.7%                  2.6%
                                            ===========               =============          ============

The table below sets forth certain percentages relative to the spread between interest income received on the loan portfolio and interest expense:

                                                             Three Months Ended          Six Months Ended
                                                                June 30                       June 30
                                              ---------------------------------        --------------------
                                                     1998              1997              1998                  1997
                                                     ----              ----              ----                  ----

Ratio to Average Net Receivables:
         Interest and Fee Income                     17.5%            17.1%                 16.9%          16.6%
         Interest and Debt Expense                     5.7              5.8                   5.7            5.8
                                               -----------       ----------           -----------      ---------

Net Interest Spread                                  11.8%            11.3%                 11.2%          10.8%
                                               ==========        =========            ==========       ========

Note 4   Long-term Debt

Long-term debt consisted of the following:

(Dollars in thousands)                                         June 30,           December 31,            June 30,
                                                                   1998                   1997                1997
                                                        ---------------           ------------       -------------

Senior Notes and Debentures                             $     1,248,430          $   1,248,205      $    1,049,147
Senior Subordinated Notes
  and Debentures                                                199,852                199,767             199,685
Federal Home Loan Bank Notes                                     28,900                 24,900              27,500
                                                        ---------------          -------------      --------------
                                                        $     1,477,182          $   1,472,872      $    1,276,332
                                                        ===============          =============      ==============

Note 5       Customer Deposits

Customer deposits consisted of the following:

(Dollars in thousands)                                         June 30,          December 31,             June 30,
                                                                   1998                   1997               1997
                                                        ---------------          -------------          ---------

Money market accounts                                   $        14,651          $      15,883      $       15,041
Savings accounts                                                  1,033                  1,493               1,811
Certificates of deposit
  under $100,000                                                142,370                133,041             116,024
Certificates of deposit
  $100,000 and over                                              15,012                 12,768              10,521
                                                        ---------------          -------------      --------------
                                                        $       173,066          $     163,185      $      143,397
                                                        ===============          =============      ==============

Item 2.        MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998

Net income for the six months ended June 30, 1998 of $26.6 million increased 10.7% from $24.0 million for the same period of 1997. The improvement reflects an increase in net interest income resulting from higher receivables and net interest spread, partially offset by higher credit and operating costs.

The Company's net interest income before provision for credit losses increased $12.5 million, or 10.3%, to $134.9 million for the six months ended June 30, 1998, compared to the same period of 1997. Average net consumer finance receivables outstanding of $2.3 billion were $124.8 million, or 5.8%, greater for the six months ended June 30, 1998, as compared to the same period of 1997. The increase in receivables reflects originations, excluding renewals, of $741.4 million which was up 6.1% compared to the same period during 1997. The increased lending volume is due to home equity originations. A substantial portion of the increase in home equity originations is in the state of Texas as a result of a change in legislation that expanded the availability of that product as well as increased lending in the Company's other markets. The overall portfolio yield increased 30 basis points to 17.0% from 16.7% for the six months ended June 30, 1998 as compared to the same 1997 period. As a result, loan interest and fee income increased $14.1 million, or 7.8%, for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997. Income from investment securities increased $839 thousand, or 16.8%, for the six months ended June 30, 1998, as compared to the same 1997 period. As a result, total interest income increased by $15.0 million, or 8.1%, for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997. Average debt outstanding of $2.0 billion increased $82 million, or 4.4%, and the weighted average interest rate on such debt decreased by 3 basis points, resulting in an increase in interest and debt expense of $2.4 million, or 3.8%, for the six months ended June 30, 1998, as compared to the same 1997 period.

The provision for credit losses for the six months ended June 30, 1998 was 3.17% as an annualized percentage of average net consumer finance receivables for that period, as compared to 2.86% for the first half of 1997. Net credit charge-offs for the six months ended June 30, 1998 were 3.06% on an annualized percentage of average net finance receivables, as compared to 2.86% for the same 1997 period. The increase is due primarily to the national rise in bankruptcies which has resulted in higher credit losses for the industry. At June 30, 1998 the allowance for credit losses as a percentage of consumer finance receivables net of unearned finance charges and deferred loan fees at period end equated to 3.3% as compared to 3.2% at June 30, 1997.

Personnel costs were $3.1 million, or 8.8%, higher for the six months ended June 30, 1998, as compared to the same 1997 period. This is primarily due to normal compensation increases and increased lending volumes.

Productivity, defined as the ratio of operating and administrative expenses (before deferral of direct loan costs) to average outstanding finance receivables, improved to 6.1% in the six months ended June 30, 1998 as compared to 6.3% in the first half of 1997.

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

PART II.       OTHER INFORMATION

Item 5.        Other Information

The  calculation  of the Company's  ratio of earnings to fixed charges as of the dates indicated is shown below:
                                                       Six Months                     Year               Six Months
                                                            Ended                    Ended                    Ended
                                                         June 30,               December 31,               June 30,
                                                             1998                     1997                     1997
                                                     ------------             ------------             ------------

     Income before income taxes                      $     43,978             $     76,031             $     39,607
                                                     ------------             ------------             ------------

     Fixed charges:
     Interest and debt expense on
       all indebtedness                                    65,853                  128,887                   63,415

     Appropriate portion of
       rentals (33%)                                        1,303                    3,565                    1,746
                                                     ------------             ------------             ------------

     Total fixed charges                                   67,156                  132,452                   65,161
                                                     ------------             ------------             ------------

     Earnings available for
       fixed charges                                 $    111,134             $    208,483             $    104,768
                                                     ============             ============             ============

     Ratio of earnings
       to fixed charges                                      1.65                     1.57                     1.61
                                                     ============             ============             ============

Item 6.       Exhibits and Reports on Form 8-K

(a)    Exhibits

        (3)   (a)  Certificate of Incorporation of Aristar, Inc. as presently in effect. (1)
              (b)  By Laws of Aristar, Inc. as presently in effect. (1)

       (4)    (a)  Indenture dated as of May 1, 1991 between Aristar, Inc. and
                   Security Pacific National Bank, as trustee. (2)
              (b) Indenture dated as of May 1, 1991 between Aristar, Inc. and The First National Bank of Boston, as trustee. (2)
              (c) Indenture dated as of July 1, 1992 between Aristar, Inc. and The Chase Manhattan Bank, N.A., as trustee. (3)
              (d) Indenture dated as of July 1, 1992 between Aristar, Inc. and Citibank, N.A., as trustee. (3)
              (e) Indenture dated as of July 1, 1995 between Aristar, Inc. and The Bank of New York, as trustee. (4)
              (f) Indenture dated as of October 1, 1997 between Aristar, Inc. and First Union National Bank, as trustee, (5)
              (g) The registrant hereby agrees to furnish the Securities and Exchange Commission upon request with copies of all instruments defining rights of holders of long-term debt of Aristar, Inc. and its consolidated subsidiaries.

        (27)       Financial Data Schedule

Item 6.       Exhibits and Reports on Form 8-K
Cont.

       (1) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987, Commission file number 1-3521.
       (2) Incorporated by reference to Registrant's Current Report on Form 8-K dated May 29, 1991, Commission file number 1-3521.
       (3) Incorporated by reference to Registrant's Current Report on Form 8-K dated June 24, 1992, Commission file number 1-3521.
       (4) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, Commission file number 1-3521.
       (5) Incorporated by reference to Registrant's Current Report on Form 8-K dated October 6, 1997, Commission file number 1-3521.

(b)    Reports on Form 8-K

         No reports on Form 8-K were filed during the period covered by this Report.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ARISTAR, INC.

Date:          August 14, 1998               By:   /s/ Douglas G. Wisdorf
     --------------------------------        ----------------------------
                                             Douglas G. Wisdorf
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Accounting Officer)