Form 10-Q
period 1998-09-30
ARISTAR INC
filed 1998-11-13
CIK 7214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)
 x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   For the quarterly period ended SEPTEMBER 30, 1998
                                       OR
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from............to ..........................

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

As of October 31, 1998, there were 1,000 shares of Common Stock outstanding.

Registrant meets the conditions set forth in General Instruction (H)(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                         ARISTAR, INC. AND SUBSIDIARIES

                                    FORM 10-Q


                                      INDEX


Part I.  Financial Information:

    Item 1.  Financial Statements

      Consolidated Statements of Financial Condition -
        September 30, 1998, December 31, 1997, and
        September 30, 1997...................................................3

      Consolidated Statements of Operations, Comprehensive Income
       and Retained Earnings -
        Three Months and Nine Months Ended September 30, 1998 and 1997.......4

      Consolidated Statements of Cash Flows -
        Three Months and Nine Months Ended September 30, 1998 and 1997.......5

      Notes to Consolidated Financial Statements.............................6

    Item 2.  Management's Analysis of the
      Results of Operations for the Three Months and
      Nine Months Ended September 30, 1998............................. 7 - 12

Part II. Other Information:

    Item 5.    Other Information............................................13

    Item 6.    Exhibits and Reports on Form 8-K........................14 - 15


    SIGNATURE ..............................................................16

Item 1.  Financial Statements

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Financial Condition
(Unaudited)

                                               September 30,   December 31,   September 30,
(Dollars in thousands)                                  1998          1997             1997
                                              --------------   -----------    -------------

ASSETS
Consumer finance receivables, net             $    2,353,441   $  2,254,389   $   2,129,942
Investment securities                                143,316        154,475         153,124
Cash and cash equivalents                             12,930         26,446          14,755
Property and equipment, less accumulated
 depreciation and amortization: 1998,
 $23,642; 1997, $22,310 and $22,099                   11,387          9,687           9,589
Excess of cost over equity of
 companies acquired, less
 accumulated amortization: 1998,
 $62,453; 1997, $59,702 and $57,936                   46,840         49,591          51,357
Other assets                                          39,923         39,440          42,806
                                              --------------   ------------   -------------
  TOTAL ASSETS                                $    2,607,837   $  2,534,028   $   2,401,573
                                              ==============   ============   =============

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Short-term debt                               $      414,934   $    357,532   $     445,298
Long-term debt                                     1,426,998      1,472,872       1,274,965
                                              --------------   ------------   -------------
    Total debt                                     1,841,932      1,830,404       1,720,263
Customer deposits                                    176,515        163,185         159,385
Accounts payable and other liabilities                54,462         47,209          48,564
Federal and state income taxes                        22,414         24,628          18,087
Insurance claims and benefits reserves                 9,677          7,824           7,573
Unearned insurance premiums and
 commissions                                          70,089         62,594          57,971
                                              --------------   ------------   -------------
    Total liabilities                              2,175,089      2,135,844       2,011,843
                                              --------------   ------------   -------------

Stockholder's equity
Common stock: $1.00 par value;
 10,000 shares authorized; 1,000
 shares issued and outstanding                             1              1               1
Paid-in capital                                       48,959         44,894          44,894
Retained earnings                                    382,647        352,756         344,721
Accumulated other comprehensive income:
 Net unrealized holding gain on investment
 securities                                            1,141           533              114
                                              --------------   -----------    -------------
    Total stockholder's equity                       432,748        398,184         389,730
                                              --------------   ------------   -------------

  TOTAL LIABILITIES AND
   STOCKHOLDER'S EQUITY                       $    2,607,837   $  2,534,028   $   2,401,573
                                              ==============   ============   =============



See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Operations, Comprehensive Income and
Retained Earnings
(Unaudited)

                                         For the Three Months           For the Nine Months
                                          Ended September 30,           Ended September 30,

(Dollars in thousands)                         1998        1997             1998        1997
                                        -----------   ---------        ---------   ---------

Loan interest and fee income            $   102,320   $  87,912        $ 297,215   $ 268,660
Investment securities income                  3,059       2,690            8,881       7,673
                                        -----------   ---------        ---------   ---------
  Total interest income                     105,379      90,602          306,096     276,333

Interest and debt expense                    33,588      32,128           99,441      95,543
                                        -----------   ---------        ---------   ---------

  Net interest income                        71,791      58,474          206,655     180,790

Provision for credit losses                  21,800      16,200           58,100      47,200
                                        -----------   ---------        ---------   ---------

Net insurance operations                      6,296       5,648           16,673      16,203
Other income                                  1,548         944            3,437       3,444
                                        -----------   ---------        ---------   ---------
  Total other income                          7,844       6,592           20,110      19,647

Other expenses:
  Personnel costs                            18,750      17,161           56,794      52,141
  Occupancy expense                           2,684       2,598            7,806       7,531
  Advertising expense                         1,707         772            4,582       3,077
  Amortization of excess cost over
   equity of companies acquired                 866       1,766            2,751       5,298
  Other operating expenses                    9,315       9,524           28,241      28,538
                                        -----------   ---------        ---------   ---------
      Total other expense                    33,322      31,821          100,174      96,585
                                        -----------   ---------        ---------   ---------

Income before income taxes                   24,513      17,045           68,491      56,652

Provision for federal and state
   income taxes                               9,700       6,800           27,100      22,400
                                        -----------   ---------        ---------   ---------

Net income                                   14,813      10,245           41,391      34,252

Net unrealized and realized holding gains
   (losses) on securities arising during
   period, net of tax                           255         480              608       (262)
                                        -----------   ---------        ---------   --------

Comprehensive income                    $    15,068   $  10,725        $  41,999   $  33,990
                                        ===========   =========        =========   =========

Retained Earnings
  Beginning of period                   $   374,834   $ 334,476        $ 352,756   $ 323,969
  Net Income                                 14,813      10,245           41,391      34,252
  Dividends paid                             (7,000)                     (11,500)    (13,500)
                                        -----------   ---------        ---------   ---------
  End of Period                         $   382,647   $ 344,721        $ 382,647   $ 344,721
                                        ===========   =========        =========   =========

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                           For the Three Months         For the Nine Months
                                            Ended September 30,         Ended September 30,

(Dollars in thousands)                         1998        1997           1998        1997
                                           --------   ---------      ---------   ---------

Cash flows from operating activities
Net income                                 $ 14,813   $  10,245      $  41,391   $  34,252
Adjustments to reconcile net income to net cash
   provided by operating activities
    Provision for credit losses              21,800      16,200         58,100      47,200
    Depreciation and amortization             2,319       2,592          6,909       8,325
    Deferred income taxes                      (171)       (379)          (356)        214
    Increase (decrease) in
     Accounts payable and other liabilities   6,738      (2,683)         7,253       2,198
     Unearned insurance premiums and
      commissions and insurance claims
      and benefits reserves                   5,914       1,116          9,348          42
   Currently payable income taxes             7,684       6,580         (2,214)      4,251
  Other assets                                 (989)     (5,960)          (483)       (775)
                                           --------   ---------      ---------   ---------

Net cash provided by operating activities    58,108      27,711        119,948      95,707
                                           --------   ---------      ---------   ---------

Cash flows from investing activities
 Investment securities purchased            (16,313)    (13,529)       (66,151)    (53,363)
 Investment securities matured or sold       47,763       8,328         78,302      36,829
 Consumer finance receivables originated
   or purchased                            (478,001)   (346,137)    (1,219,390) (1,044,940)
 Consumer finance receivables repaid        344,881     309,362      1,059,835     989,515
 Net change in property and equipment        (1,153)       (145)        (3,014)       (492)
                                           --------   ---------      ---------   ---------

 Net cash used in investing activities     (102,823)    (42,121)      (150,418)    (72,451)
                                           --------   ---------      ---------   ---------

Cash flows from financing activities
 Net change in short-term debt              100,136      (7,385)        57,402      47,292
 Proceeds from issuance of long-term debt   199,657                    209,657      27,500
 Repayments of long-term debt              (250,000)     (1,500)      (256,000)   (105,700)
 Net change in customer deposits              3,449      15,988         13,330      13,247
 Dividends paid                              (7,000)                   (11,500)    (13,500)
 Proceeds from affiliate transfer                                        4,065
                                           --------   ---------      ---------   ---------

 Net cash provided by (used in)
  financing activities                       46,242       7,103         16,954     (31,161)
                                           ---------  ---------     ----------   ---------

Net increase (decrease) in cash and
  cash equivalents                            1,527      (7,307)       (13,516)     (7,905)

Cash and cash equivalents
 Beginning of period                         11,403      22,062         26,446      22,660
                                           --------   ---------      ---------   ---------

 End of period                             $ 12,930   $  14,755      $  12,930   $  14,755
                                           ========   =========      =========   =========

Supplemental disclosures of cash flow
  information
 Interest paid                             $ 31,998   $  32,246      $  96,571   $  97,400
 Net intercompany payment in lieu of
 federal and state income taxes            $  2,017   $     221      $  29,317   $  18,155

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

Note 2     Ownership

The company is an indirect, wholly owned subsidiary of Washington Mutual, Inc. ("Washington Mutual").

Item 2.  MANAGEMENT'S  ANALYSIS  OF THE  RESULTS  OF  OPERATIONS  FOR THE
         THREE  MONTHS AND NINE  MONTHS  ENDED SEPTEMBER 30, 1998

Third Quarter Overview

Net income for the three months ended September 30, 1998 of $14.8 million increased 44.6% from $10.2 million in the same quarter of 1997. However, excluding certain one-time reductions taken in the third quarter of 1997, the increase was $2.3 million, or 18.5%. This increase primarily reflects additional net interest income resulting from a $223.5 million increase in net consumer finance receivables outstanding at September 30, 1998 as compared to September 30, 1997. The third quarter of 1997 included a reduction in interest income of $4.2 million ($2.6 million after tax) resulting from the revision of the Company's estimate of interest earnings on "same as cash" sales finance contracts, net of a one-time reduction in expenses of $486 thousand ($294 thousand after tax) related to the merger of the Company's former parent company, Great Western Financial Corporation, with Washington Mutual, which took place in the third quarter of 1997.

Consumer finance receivables consisted of the following:

                                            September 30,      December 31,     September 30,
(Dollars in thousands)                              1998              1997               1997
                                            ------------       -----------      -------------

Consumer finance receivables
  Real estate secured loans                 $   1,232,564      $  1,094,061     $   1,067,762
 Other installment loans                        1,244,810         1,197,788         1,088,866
 Retail installment contracts                     311,491           362,373           359,624
                                            -------------      ------------     -------------
 Gross consumer finance receivables             2,788,865         2,654,222         2,516,252

Less:  Unearned finance charges and
         deferred loan fees                      (355,682)         (325,510)         (315,187)
                                            -------------      ------------     -------------
Consumer finance receivables net of unearned
  finance charges and deferred loan fees        2,433,183         2,328,712         2,201,065

Less: Allowance for credit losses                 (79,742)          (74,323)          (71,123)
                                            -------------      ------------     -------------

Consumer finance receivables, net           $   2,353,441      $  2,254,389     $   2,129,942
                                            =============      ============     =============



Results of Operations

Net income for the nine months ended September 30, 1998 of $41.4 million increased 20.8% from $34.3 million for the same period of 1997. The improvement is primarily due to an increase in net interest income resulting from higher gross consumer finance receivables and net interest spread, partially offset by higher credit and operating costs. Also contributing to the increase were the one-time adjustments made in the third quarter of 1997 as discussed above.

The Company's net interest income before provision for credit losses increased $25.9 million, or 14.3%, to $206.7 million for the nine months ended September 30, 1998, compared to the same period of 1997. This increase reflects growth in average net consumer finance receivables to $2.3 billion, which is $153.4 million, or 7.1%, greater than the average balance for the same nine month period in 1997. Approximately $110 million of the increase is in home equity receivables, approximately 54% of which were originated in the state of Texas following a change in legislation that expanded the availability of that product in that state. Another cause of this growth was management's implementation of an internal growth initiative throughout the branch network. This growth was partially offset by a $52 million decrease in average retail installment contracts receivable for the nine months ended September 30, 1998 as compared to the same 1997 period. This decline was the result of management's decision to eliminate

      Management's Analysis of the Results of Operations for the Three Months and Nine Months Ended September 30, 1998 (Continued)

several dealer relationships for profitability reasons. As a result of these factors, total originations, excluding renewals, for the nine month period ended September 30, 1998 totaled $1.2 billion, which was an improvement of 16.7% compared to the same period in 1997.

The overall portfolio yield increased 54 basis points to 16.96% from 16.42% for the nine months ended September 30, 1998 as compared to the same 1997 period. As a result, loan interest and fee income increased $28.6 million, or 10.6%, for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997. Due to a $14.4 million increase in average investment securities, income from investment securities increased $1.2 million, or 15.7%, for the nine months ended September 30, 1998, as compared to the same 1997 period. As a result of the activity above, total interest income increased $29.8 million, or 10.8%, for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997.

In order to finance the growth in receivables, average debt outstanding increased $107.6 million, or 5.8%, to $2 billion. As a result of this increase, offset partially by a decrease of 11 basis points in the weighted average interest rate paid on such debt, interest and debt expense increased $3.9 million, or 4.1%, for the nine months ended September 30, 1998 as compared to the same 1997 period.

The table below sets forth certain percentages relative to the spread between interest income received on the loan portfolio and interest expense:


                                         Three Months Ended          Nine Months Ended
                                            September 30,              September 30,

                                          1998          1997        1998          1997
                                          ----          ----        ----          ----
Ratio to Average Consumer Finance
 Receivables, Net:
   Interest and Fee Income                17.20%         16.95%       16.96%        16.42%
   Interest and Debt Expense               5.65           5.76         5.68          5.84
                                      ---------     ----------    ---------    ----------
Net Interest Spread                       11.55%         11.19%       11.28%        10.58%
                                      =========     ==========    =========    ==========

The provision for credit losses for the nine months ended September 30, 1998 was 3.32% as an annualized percentage of average net consumer finance receivables for that period, as compared to 2.88% for the same 1997 period. This increase is primarily related to an increase in delinquencies and charge-offs in the other installment portion of the loan portfolio.

Personnel costs were $4.7 million, or 8.9%, higher for the nine months ended September 30, 1998, as compared to the same 1997 period. This increase is primarily due to normal compensation increases and higher employee benefit costs, the latter resulting from the Company's relationship with Washington Mutual, which provides a higher level of employee benefits than the Company's former parent.

Efficiency, defined as the ratio of non-interest operating expenses to total revenue, improved to 44.4% for the nine months ended September 30, 1998 as compared to 47.8% for the same period of 1997. The improvement is primarily the result of increased revenues from consumer finance receivable growth combined with strong expense control.

      Management's Analysis of the Results of Operations for the Three Months and Nine Months Ended September 30, 1998 (Continued)

Credit Quality

Net credit charge-offs for the nine months ended September 30, 1998 were $53.0 million, or 3.02% as an annualized percentage of average net consumer finance receivables, as compared to $47.1 million, or 2.88% for the same 1997 period. The increase was due primarily to higher net charge-offs on other installment loans which increased $5.6 million, or 14.7%. At September 30, 1998, the allowance for credit losses as a percentage of consumer finance receivables net of unearned finance charges and deferred loan fees at period end equaled 3.28% as compared to 3.23% at September 30, 1997.

Activity in the Company's allowance for credit losses is as follows:


                                               Three Months Ended          Nine Months Ended
                                                  September 30,              September 30,

(Dollars in thousands)                          1998         1997           1998        1997
                                               -----         ----          -----        ----

Balance, beginning of period                $  76,099   $  70,853      $  74,323   $  70,045
Provision for credit losses                    21,800      16,200         58,100      47,200
Amounts charged-off
  Real estate secured loans                      (314)       (352)        (1,028)       (876)
  Other installment loans                     (18,040)    (15,707)       (53,657)    (47,338)
  Retail installment contracts                 (3,226)     (3,624)       (10,554)    (10,122)
                                            ---------   ---------      ---------   ---------
                                              (21,580)    (19,683)       (65,239)    (58,336)
Recoveries
     Real estate secured loans                    130         116            450         264
     Other installment loans                    2,965       2,860          9,656       8,976
     Retail installment contracts                 657         604          2,178       1,963
                                            ---------   ---------      ---------   ---------
                                                3,752       3,580         12,284      11,203
                                            ---------   ---------      ---------   ---------
Net charge-offs                               (17,828)    (16,103)       (52,955)    (47,133)

Allowances on notes purchased and
   other adjustments                             (329)        173            274       1,011
                                            ---------   ---------      ---------   ---------
Balance, end of period                      $  79,742   $  71,123      $  79,742   $  71,123
                                            =========   =========      =========   =========

Allowance as a percentage of:
  Consumer finance receivables net
   of unearned finance charges and
   deferred loan fees at period end             3.28%       3.23%          3.28%       3.23%

  Current period annualized net charge-offs   111.82%     110.42%        112.94%     113.17%



The following table sets forth the ratio of receivables delinquent for 60 days or more, on a contractual basis, to gross consumer finance receivables outstanding:

                                         September 30,       December 31,September 30,
                                                  1998               1997                1997
                                         -------------       ------------       -------------
Real estate secured loans                          0.70%              0.79%              0.75%
Other installment loans                            4.50               4.31               4.37
Retail installment contracts                       3.55               3.17               3.14
                                         --------------      -------------      --------------
                                                   2.72%              2.71%              2.68%
                                         ==============      =============      =============

     Management's Analysis of the Results of Operations for the Three Months and Nine Months Ended September 30, 1998 (Continued)

Asset / Liability Management

The Company's philosophy is to maintain an approximate match of the interest rate sensitivity between its interest-bearing assets and liabilities. The Company's consumer finance receivables are primarily fixed rate and have initial terms between 3 months and 30 years. However, loans are generally paid off or refinanced prior to their stated maturity. Therefore, the Company's asset/liability management requires a high degree of analysis and estimation. The Company funds its interest-bearing assets through both internally generated equity and external debt financing. Corporate debt is balanced between short-term and long-term borrowings, which allows the Company to meet its objective of properly managing the interest rate risk inherent in the balance sheet.

Liquidity / Capital Management

The Company funds its operations through a variety of corporate borrowings which provide the flexibility needed to properly manage the liquidity risk inherent in consumer lending. The primary source of these borrowings is corporate debt securities issued by the Company. At September 30, 1998, eleven different senior debt issues totaling $1.4 billion were outstanding, with a weighted average cost of 6.96%. To meet the Company's short-term funding needs, daily trades of commercial paper are executed. At September 30, 1998, eighteen different commercial paper borrowings totaling $414.9 million were outstanding, with a weighted average cost of 5.76%. The Company's banking subsidiary raises funds through both customer deposits and borrowings with the Federal Home Loan Bank. At September 30, 1998, the banking subsidiary's outstanding debt totaled $205.4 million, with a weighted average cost of 5.74%. The Company also maintains a revolving credit agreement with twenty-four syndicate lenders which provides a credit line of up to $550 million primarily to support the commercial paper borrowings.

Long-term debt consisted of the following:

(Dollars in thousands)                       September 30,    December 31,September 30,
                                                       1998           1997             1997
                                             --------------   ------------    -------------

Senior Notes and Debentures                  $    1,298,207   $  1,248,205    $   1,049,239
Senior Subordinated Notes
  and Debentures                                     99,891        199,767          199,726
Federal Home Loan Bank Notes                         28,900         24,900           26,000
                                             --------------   ------------    -------------
                                             $    1,426,998   $  1,472,872    $   1,274,965
                                             ==============   ============    =============

Customer deposits consisted of the following:



(Dollars in thousands)                        September 30,   December 31,    September 30,
                                                       1998          1997             1997
                                             --------------   ------------    -------------

Money market accounts                        $       15,084   $     15,883    $      15,370
Savings accounts                                      1,488          1,493            1,504
Certificates of deposit under $100,000              144,363        133,041          130,215
Certificates of deposit over $100,000                15,580         12,768           12,296
                                             --------------   ------------    -------------
                                             $      176,515   $    163,185    $     159,385
                                             ==============   ============    =============



The Company manages its capital by establishing equity leverage targets based upon the ratio of debt (including customer deposits) to tangible equity. The debt to tangible equity ratio at September 30, 1998 of 5.23 to 1 has declined from 5.55 to 1 at September 30, 1997. The determination of the Company's dividend payments and resulting capital leverage will be managed in a manner consistent with the Company's desire to maintain strong and improving credit ratings.

     Management's Analysis of the Results of Operations for the Three Months and Nine Months Ended September 30, 1998 (Continued)

Year 2000

This section contains forward-looking statements that have been prepared on the basis of the Company's best judgments and currently available information. These forward-looking statements are inherently subject to significant business, third-party and regulatory uncertainties and contingencies, many of which are beyond the control of the Company. In addition, these forward-looking statements are based on the Company's current assessments and remediation plans, which are based on certain representations of third party service providers and are subject to change. Accordingly, there can be no assurance that the Company's results of operations will not be adversely affected by difficulties or delays in the Company's or third parties' Year 2000 readiness efforts. See "Risks" below for a discussion of factors that may cause such forward-looking statements to differ from actual results.

The Company has implemented a company-wide program to renovate, test and document the readiness ("Year 2000 readiness") of its electronic systems, programs and processes ("Computer Systems"), and facilities to properly recognize dates to and through the year 2000 (the "Year 2000 Project"). While the Company is in various stages of modification and testing of individual Year 2000 Project components, the Year 2000 Project is proceeding generally on schedule.

The Company has assigned its Senior Vice President of Information Systems to oversee the Year 2000 Project, has set up a Year 2000 Project Office, and has charged a senior management team representing all significant operational areas of the Company to act as a Steering Committee. The Company has dedicated a substantial amount of management and staff time on the Year 2000 Project. The Company has, in conjunction with Washington Mutual, engaged IBM Global Services to provide technical and management resources where necessary and has engaged Deloitte & Touche LLP to assist in documenting certain aspects of the Year 2000 Project. Monthly progress reports are made to the Company's Board of Directors, and Washington Mutual's Board of Directors' Audit Committee reviews Year 2000 Project progress on a quarterly basis.

(a) Project. The Company has divided its Year 2000 Project into the following general phases, consistent with guidance issued by the Federal Financial Institutions Examinations Council (the "FFIEC): (i) inventory and assessment;
(ii) renovation, which includes repair or replacement; (iii) validation, which includes testing of Computer Systems and the Company's connections with other computer systems; (iv) due diligence on third party service providers; and (v) development of contingency plans. The Year 2000 Project is divided into four categories: mainframe systems, non-mainframe systems, third-party service providers, and facilities.

The inventory and assessment phases are substantially complete, and each component that has been identified has been assigned a priority rating, corresponding to its significance. The rating has allowed the Company to direct its attention to those Computer Systems, third party service providers and facilities that it deems more critical to its ongoing business and the maintenance of good customer relationships.

The Company is currently in the process of repairing or replacing and testing the most significant components of its Computer Systems and facilities, and it expects to be substantially complete with this phase by December 31, 1998. The Company has also adopted business contingency plans for the Computer Systems and facilities that it has determined to be most critical. These plans conform to recently issued guidance from the FFIEC on business contingency planning for Year 2000 readiness. Contingency plans include, among other actions, manual workarounds and extra staffing.

Management's Analysis of the Results of Operations for the Three Months and Nine Months Ended September 30, 1998 (Continued)

The Company continues to assess its risk from other environmental factors over which it has little control, such as electrical power supply, and voice and data transmission. Because of the nature of the factors, however, the Company is not actively engaged in any repair, replacement or testing efforts for these services.

(b) Costs. While the Company does not believe that the process of making its Computer Systems Year 2000 ready will result in material cost, it is expected that a substantial amount of management and staff time will be required on the Year 2000 Project. The Company has spent approximately $2.7 million during the first nine months of 1998 on its Year 2000 Project, and it currently expects to spend approximately $800 thousand more before it concludes its Year 2000 readiness efforts. Prior to 1998, the Company spent approximately $360 thousand on Year 2000 related initiatives.

(c) Risks. Based on its current assessments and its remediation plans, which are based in part on certain representations of third party service providers, the Company does not expect that it will experience a significant disruption of its operations as a result of the change to the new millenium. Although the Company has no reason to conclude that a failure will occur, the most reasonably likely worst-case Year 2000 scenario would entail a disruption or failure of the Company's power supply or voice and data transmission suppliers, a Computer System, a third-party servicer, or a facility. If such a failure were to occur, the Company would implement its contingency plan. While it is impossible to quantify the impact of such a scenario, the most reasonably likely worst-case scenario would entail a diminishment of service levels, some customer inconvenience and additional costs from the contingency plan implementation, which are not currently estimable. While the Company has contingency plans to address a temporary disruption in these services, there can be no assurance that any disruption or failure will be only temporary, that the Company's contingency plans will function as anticipated, or that the results of operations of the Company will not be adversely affected in the event of a prolonged disruption or failure.

There can be no assurance that the FFIEC or other federal regulators will not issue new regulatory requirements that require additional work by the Company and, if issued, that new regulatory requirements will not increase the cost or delay the completion of the Company's Year 2000 Project.

PART II.   OTHER INFORMATION

Item 5.    Other Information

The calculation of the Company's ratio of earnings to fixed charges as of the dates indicated is shown below:


                                           Nine Months                 Year       Nine Months
                                                Ended                 Ended             Ended
                                         September 30,         December 31,     September 30,
(Dollars in thousands)                            1998                 1997              1997
                                        --------------     ----------------     -------------

Income before income taxes              $       68,491     $         76,031     $      56,652
                                        --------------     ----------------     -------------

Fixed charges:
Interest and debt expense on
  all indebtedness                              99,441              128,887            95,543

Appropriate portion of
   rentals (33%)                                 2,788                3,565             2,612
                                        --------------     ----------------     -------------

Total fixed charges                            102,229              132,452            98,155
                                        --------------     ----------------     -------------

Earnings available for
 fixed charges                          $      170,720     $        208,483     $     154,807
                                        ==============     ================     =============

Ratio of earnings
 to fixed charges                                 1.67                 1.57              1.58
                                        ==============     ================     =============

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

        (27)          Financial Data Schedule

Item 6.        Exhibits and Reports on Form 8-K
Cont.

        (1) Incorporated by reference to Registrant=s Quarterly Report on Form 10-K for the year ended December 31, 1987, Commission file number 1-3521.
        (2) Incorporated by reference to Registrant's Current Report on Form 8-K dated May 29, 1991, Commission file number 1-3521.
        (3) Incorporated by reference to Registrant's Current Report on Form 8-K dated June 24, 1992, Commission file number 1-3521.
        (4) Incorporated by reference to Registrant=s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, Commission file number 1-3521.
        (5) Incorporated by reference to Registrant's Current Report on Form 8-K dated October 6, 1997, Commission file number 1-3521.

(b)     Reports on Form 8-K

        On July 29, 1998, the Company filed a Current Report on Form 8-K, dated July 27, 1998, disclosing, under item (7) thereof, the terms of the issuance of $200,000,000 aggregate principal amount of its 6.0% senior notes maturing August 1, 2001.

        On September 10, 1998, the Company filed a Current Report on Form 8-K/A, dated July 27, 1998, disclosing, under item (7) thereof, the terms of the issuance of $200,000,000 aggregate principal amount of its 6.0% senior notes maturing August 1, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ARISTAR, INC.

Date:     November 13, 1998              By:  /s/ Douglas G. Wisdorf
       ------------------------------    --------------------------------------
                                                  Douglas G. Wisdorf
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                 (Principal Accounting Officer)