Form 10-K
period 1998-12-31
ARISTAR INC
filed 1999-03-24
CIK 7214

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the fiscal year ended December 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from.................to...........................

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

                                 Not applicable

The aggregate market value of Common Stock held by non-affiliates: None As of February 28, 1999, there were 1,000 shares of Common Stock outstanding.

Documents incorporated by reference:              None

Registrant meets the conditions set forth in General  Instruction  (I)(1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                                  ARISTAR, INC.

                           ANNUAL REPORT ON FORM 10-K


                                Table of Contents



                                                                            Page
                                            PART I


Item 1.        Business........................................................3
Item 2.        Properties.....................................................11
Item 3.        Legal Proceedings..............................................11


                                            PART II

Item 5.        Market for the Registrant's Common Equity
                  and Related Stockholder Matters.............................12
Item 7.        Management's Analysis of the Results of Operations
                  for the Year Ended December 31, 1998........................12
Item 8.        Financial Statements and Supplementary Data....................19
Item 9.        Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.........................41

                                            PART IV

Item 14.       Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K.........................................41


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

The Company's operations consist principally of a network of approximately 500 branch offices located in 24 states, primarily in the Southeast and Southwest. These offices generally operate under the names Blazer Financial Services, City Finance Company and First Community Financial Services. The Company's branch offices are generally located in small to medium-sized communities in suburban or rural areas and are managed by individuals who generally have considerable consumer lending experience. The primary market for the Company's consumer loans consists of households with an annual income of $30,000 to $60,000.

The Company makes consumer loans, both real estate secured and unsecured, and purchases retail sales contracts from local retail establishments. These consumer credit transactions are primarily for personal, family or household purposes. The Company also provides consumer financial services through its industrial banking subsidiary branches in Colorado and Utah. In addition to making consumer loans and purchasing retail sales contracts, this subsidiary also takes customers' savings deposits (insured by the Federal Deposit Insurance Corporation ("FDIC")).

The Company is managed along two major lines of business: consumer finance and consumer banking. The financial performance of these business lines is measured by the Company's profitability reporting processes, which utilize various management accounting techniques to ensure that both business line's financial results reflect the underlying performance of that business.

Consumer loans are originated by customer application throughout the branch network. Loan originations are a result of business development efforts consisting of direct mail, telemarketing and branch office sales personnel.

Personal loans are typically unsecured and primarily used by the customer to make specific purchases of consumer goods or personal debt consolidation. As of December 31, 1998 and 1997, the average balance of a personal loan was approximately $2,100 and $1,800, respectively.

Real estate loans are typically secured by first or second mortgages and are primarily used by the customer for debt consolidation. The Company has focused on high growth in this segment of the portfolio due to the high quality inherent in the customer base. This is a result of the fact that the primary source of these loans is the portion of the existing personal and sales contract customer base which has maintained a high level of payment performance over an extended period of time. In addition, the larger average balances make this loan type more cost effective to originate and service. As of December 31, 1998 and 1997, the average balance of a real estate secured loan was approximately $26,600 and $24,500, respectively.

Retail sales contracts are generally acquired without recourse to the originating merchant and provide a vehicle for developing future loan business. Where these contracts result from the sale of consumer goods, payment is generally secured by such goods. Retail installment contracts are generally acquired through the originating merchant; the Company had such arrangements with over 3,000 merchants at December 31, 1998. Contracts are typically written with original terms from 3 to 60 months and for 1998 had an average original term of 27 months. A portion of the Company's retail installment contracts are "same as cash". This provides a period during which the customer is allowed to pay the account balance in full without interest charges. The Company recognizes interest income only on the portion of these receivables which it estimates will not exercise the "same as cash" option. At December 31, 1998 and 1997, the average balance of a retail sales contract was $800 and $750, respectively.

Consumer loans written in 1998 had original terms ranging from 12 to 360 months and averaged 63 months. As of December 31, 1998, 45.0% of the Company's total portfolio was either unsecured or secured by automobiles or other personal property ("personal loans") and 43.6% of the Company's total portfolio was secured by real estate. In 1997, these loan types comprised 44.0% and 42.0% of the portfolio, respectively. This change in portfolio mix is a result of management's focus on growth in these higher margin components of the portfolio. While the interest yield on real estate secured loans is generally lower than for other installment loans, such loans are typically larger and the ratio of cost to amounts loaned is lower. Additionally, credit loss experience on real estate secured loans has been significantly lower than on other loan types. During 1998, personal loans (excluding unearned finance charges and deferred loan fees) increased $134.5 million, or 13.1%, as compared to $85.9 million, or 9.2%, in 1997. Also during 1998, real estate secured loans (excluding unearned finance charges and deferred loan fees) increased $145.1 million, or 14.8%, as compared to $97.6 million, or 11.1%, in 1997. This growth was achieved while improving the net interest spread by 69 basis points over the prior year.

The following table sets forth the Company's loan originations, including renewals, for the periods indicated:


                                           Year Ended December 31,
(Dollars in thousands)                  1998             1997            1996
                                 -----------     ------------     -----------

Real estate secured loans       $    699,175     $    490,522    $    453,821
Personal loans                     1,398,278        1,283,553       1,090,601
Retail sales contracts               379,885          409,409         451,274
                                ------------     ------------     -----------
                                $  2,477,338      $ 2,183,484    $  1,995,696
                                ============     ============    ============


Portfolio Composition

The following table provides an analysis by type of the Company's consumer finance receivables (excluding unearned finance charges and deferred loan fees) at the dates shown:

                                                         December 31,
(Dollars in thousands)                       1998             1997          1996
                                      -----------      -----------    ----------

Notes and contracts receivable:
  Amount                              $ 2,574,398      $ 2,328,715    $2,193,147
  Number of accounts                      966,048        1,029,532     1,064,142
Type as a percent of
  total receivables
    Real estate secured loans                43.6%            42.0%         40.7%
    Personal loans                           45.0             44.0          42.6
    Retail sales contracts                   11.4             14.0          16.7
                                      -----------      -----------    ----------
                                            100.0%           100.0%      100.0%
                                      ===========     ============   ==========


At December 31, 1998, the average portfolio yield written by loan type was as follows:

                                             Average Yield

        Real estate secured loans                    12.7%
        Personal loans                               25.1%
        Retail sales contracts                       19.0%

The following table sets forth the percentage of consumer finance receivables (excluding unearned finance charges and deferred loan fees) by state at December 31, 1998.

State                        %               State                         %
-----                     ----               -----                      ----
Alabama                   3.7%               Mississippi                4.3%
California                6.0%               New Mexico                 1.2%
Colorado                  9.2%               North Carolina             9.0%
Delaware                  2.9%               Oklahoma                   3.1%
Florida                   4.2%               Oregon                     0.8%
Georgia                   2.7%               Pennsylvania               2.8%
Idaho                     1.2%               South Carolina             5.7%
Illinois                  0.5%               Tennessee                  10.6%
Kansas                    0.2%               Texas                      13.4%
Kentucky                  2.1%               Utah                       2.7%
Louisiana                 4.9%               Virginia                   5.1%
Maryland                  1.8%               West Virginia              1.9%

Geographic   diversification  of  consumer  finance   receivables   reduces  the
concentration of credit risk associated with a recession in any one region.

Credit Loss Experience

The Company closely monitors portfolio delinquency and loss rates in measuring the quality of the portfolio and the potential for ultimate credit losses. Under the Company's policy, non-real estate secured delinquent accounts generally are charged off when they become 180 days contractually delinquent. Collection efforts continue after an account has been charged off until the customer obligation is satisfied or until it is determined that the obligation is not collectible or that the cost of continuing collection efforts will not be offset by the potential recovery.

Management of the Company attempts to control customer delinquency through careful evaluation of each borrower's application and credit history at the time the loan is made or acquired, and appropriate collection activity. The Company seeks to reduce its risk by focusing on individual lending, making a greater number of smaller loans than would be practical in commercial markets, and maintaining disciplined control over the underwriting process. The Company has a geographically diverse portfolio as described in Portfolio Composition. An account is considered delinquent for financial reporting purposes when a payment is 60 days or more past due, based on the original or terms of the contract.

In order to establish the Company's allowance for credit losses, the consumer finance receivables portfolio is segmented into two categories: real estate secured and non-real estate secured (personal loans and retail sales contracts). The determination of the level of the allowance for credit losses and, correspondingly, the provision for loan losses for these homogeneous loan pools rests upon various judgments and assumptions used to determine the risk characteristics of the portfolio. These judgments are supported by analyses that fall into three general categories: (i) current and anticipated economic conditions as they relate to the Company's current customer base and geographic distribution; (ii) a predictive analysis of the outcome of the current portfolio (a migration analysis); and (iii) prior loan loss experience. Additionally, every real estate secured loan that reaches 90 days delinquency is reviewed by the Company's credit administration management to assess collectibility and future course of action. These systematic analyses provide a self-correcting mechanism to reduce differences between estimated and actual observed losses in the portfolios.

Interest Rate Spreads and Cost of Borrowed Funds

A relatively high ratio of borrowings to invested capital is customary in consumer finance activities due to the liquidity of the assets employed by the business. The spread between the revenues received from loans and interest expense is a significant factor in determining the net income of the Company.

The Company funds its consumer finance operations principally through net cash flows from operating activities, short-term borrowings in the commercial paper market, issuances of long-term debt and customer deposits. The Company had commercial paper outstanding at December 31, 1998 of $515.8 million at a 5.7% weighted average interest rate.

In 1996, the Company entered into a $550 million revolving credit agreement with several domestic and foreign banks. The agreement has a four-year term with repayment in full of any balance outstanding in August, 2000. There were no borrowings under the above-described revolving credit agreement in 1998 or 1997.

The Company issues debt securities under shelf registration statements filed with the Securities Exchange Commission ("SEC"). Borrowings under these shelf registration statements totaled approximately $1.40 billion at December 31, 1998 and $1.45 billion at December 31, 1997.

The Company also has borrowings with the Federal Home Loan Bank ("FHLB") and accepts customer deposits through its industrial banking subsidiary. FHLB borrowings totaled $73.9 million at December 31, 1998 and $24.9 million at December 31, 1997. Customer deposits totaled $187.5 million at December 31, 1998 and $163.2 million at December 31, 1997.

Provisions of certain of the Company's debt agreements restrict the payment of dividends to a maximum prescribed proportion of cumulative earnings and contributed capital and provide for the maintenance of minimum levels of equity and maximum leverage ratios. At December 31, 1998, approximately $43.6 million was available under the debt agreement restriction for future dividends.

Other products

As part of its consumer finance line of business, the Company makes available, at the option of its customers, credit life, credit accident and health, and credit casualty insurance products. The Company does not sell insurance to non-customers. Credit insurance sold by the Company is written by unaffiliated insurance companies and is substantially all reinsured by the Company, which earns reinsurance premiums thereon.

The Company issues VISA credit cards, which are serviced by a third-party, to its qualified existing customers. At December 31, 1998, the Company had $35.3 million in credit card receivables outstanding.

An additional service offered to existing customers is membership to a third-party auto club. The Company earns commission income for each membership sold, which provides emergency road-side assistance, as well as other benefits, to its members.

Risk Factors

In addition to the other information in this Annual Report on Form 10-K, the following factors should be considered carefully:

Decline of Collateral Value May Adversely Affect Portfolio Credit Quality

Approximately 44% of the Company's finance receivables outstanding were secured by real estate at December 31, 1998. The Company's lending policies limit the loan to value ("LTV") ratio of such loans to a maximum of 85%. Nevertheless, any material decline in real estate values reduces the ability of borrowers to use home equity to support borrowings and increases the LTV's of loans previously made by the Company, thereby weakening collateral coverage and increasing the possibility of a loss in the event of a borrower default. Further, delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions. Any sustained period of such increased delinquencies, foreclosures and losses could adversely affect the Company's results of operations and financial condition.

Change in Delinquency Rate

While the Company employs underwriting criteria and collection methods to mitigate the risks inherent in loans made to its customers, no assurance can be given that such criteria or methods will afford adequate protection against such risks. In the event the Company's portfolio of finance receivables experiences higher delinquencies, foreclosures or losses than anticipated, the Company's results of operations or financial condition could be adversely affected.

Impact of Regulation and Legislation; Regulatory Enforcement

The Company's business is subject to extensive regulation, supervision and licensing by governmental authorities in the United States (including federal, state and local authorities). The Company is also subject to various laws, regulations and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. The Company's lending activities are subject to the Truth-in-Lending Act (including the Home Ownership and Equity Protection Act of 1994), the Fair Housing Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act and the Fair Debt Collection Practices Act and regulations promulgated thereunder, as well as other federal, state and local statutes and regulations affecting the Company's activities. The Company is also subject to the rules and regulations of, and examinations by, state regulatory authorities with respect to originating, processing, underwriting and servicing loans. These rules and regulations, among other things, (i) impose licensing obligations on the Company, (ii) establish eligibility criteria for mortgage loans, (iii) prohibit discrimination, (iv) provide for inspections and appraisals of properties, (v) require credit reports on loan applicants, (vi) regulate assessment, collection, foreclosure and claims handling, (vii) mandate certain disclosures and notices to borrowers and (viii) in some cases, fix maximum interest rates, fees and loan amounts. Failure to comply with these requirements can lead to termination or suspension of the Company's ability to make and collect loans, certain rights of rescission for mortgage loans, class action lawsuits and Administrative enforcement actions. Recent Federal legislation, the Riegle Community Development and Regulatory Improvement Act, has focused additional regulation on mortgage loans having relatively higher origination fees and interest rates, such as those made by the Company, and the Company expects its business to be the focus of additional United States federal and state legislation, regulation and possible enforcement in the future.

Additionally, the Company's sale of credit life, credit accident and health and credit casualty insurance to its customers is subject to state and federal statutes and regulations. Failure to comply with any of the foregoing state and federal requirements could lead to imposition of civil penalties on the Company, class action lawsuits and administrative enforcement actions.

The laws and regulations described above are subject to legislative, administrative and judicial interpretation, and certain of these laws and regulations have been infrequently interpreted or only recently enacted. Infrequent interpretations of these laws and regulations or an insignificant number of interpretations of recently enacted regulations can result in ambiguity with respect to permitted conduct under these laws and regulations. Any ambiguity under the regulations to which the Company is subject may lead to regulatory investigations or enforcement actions and private causes of action, such as class action lawsuits, with respect to the Company's compliance with the applicable laws and regulations. As a consumer lender, the Company has been, and expects to continue to be, subject to regulatory enforcement actions and private causes of action from time to time with respect to its compliance with applicable laws and regulations. The Company's lending practices have in the past been and currently are under regulatory review by various state authorities. Although the Company utilizes systems and procedures to facilitate compliance with these legal requirements and believes that it is in compliance in all material respects with applicable laws, rules and regulations, there can be no assurance that more restrictive laws, rules and regulations will not be adopted in the future, or that existing laws and regulations will not be interpreted in a more restrictive manner, which could make compliance more difficult or expensive. See Governmental Regulation.
Risk of Litigation

In the ordinary course of its business, the Company is subject to claims made against it by borrowers arising from, among other things, losses that are claimed to have been incurred as a result of alleged breaches of fiduciary obligations, misrepresentations, errors and omissions of employees, officers and agents of the Company, incomplete documentation and failures by the Company to comply with various laws and regulations applicable to its business. The Company believes that liability with respect to any currently asserted claims or legal actions is not likely to be material to the Company's consolidated results of operations or financial condition. However, any claims asserted in the future may result in legal expenses or liabilities that could have a material adverse effect on the Company's results of operations and financial condition and could distract members of management from the general operations of the Company.

Fluctuations in Interest Rates May Adversely Affect Profitability

The profitability of the Company is likely to be adversely affected during any period of rapid changes in interest rates. A substantial and sustained increase in interest rates could adversely affect the spread between the rate of interest received by the Company on its loans and the interest rates payable under its debt agreements. Such interest rate increases could also affect the ability of the Company to originate loans. A significant decline in interest rates could decrease the balance of the finance receivables portfolio by increasing the level of loan prepayments.

Competition Could Adversely Affect Results of Operations

Competition in the consumer finance business is intense. The consumer lending market is highly fragmented and has been serviced by commercial banks, credit unions and savings institutions, as well as by other consumer finance companies. Many of these competitors have greater financial resources and may have significantly lower costs of funds than the Company. Even after the Company has made a loan to a borrower, the Company's competitors may seek to refinance the Company's loan in order to offer additional loan amounts or reduce payments. Furthermore, the profitability of the Company and other similar lenders is attracting additional competitors into the market, with the possible effect of reducing the Company's ability to charge its customary origination fees and interest rates. In addition, if the Company expands into new geographic markets, it will face competition from lenders with established positions in these locations. There can be no assurance that the Company will be able to continue to compete successfully in the markets it serves. Such an event could have a material adverse effect on the Company's results of operations and financial conditions.

Environmental Liabilities

Substantially all of the Company's real estate receivables are secured by single-family dwellings. In the course of its business, the Company has acquired, and may acquire in the future, such properties securing loans that are in default. There is a risk that hazardous substances or waste, contaminants, pollutants or sources thereof could be discovered on such properties after acquisition by the Company. In such event, the Company may be required by law to remove such substances from the affected properties at its sole cost and expense. There can be no assurance that (i) the cost of such removal would not substantially exceed the value of the affected properties or the loans secured by the properties, (ii) the Company would have adequate remedies against the prior owner or other responsible parties, or (iii) the Company would not find it difficult or impossible to sell the affected properties either prior to or following such removal. At December 31, 1998, the Company held sixty-one (61) foreclosed single-family dwellings with a carrying value of approximately $2.6 million.

Governmental Regulation

The Company's operations are, for the most part, regulated by federal and state consumer finance laws or similar legislation. All of the states in which finance subsidiaries of the Company are licensed to do business have laws, which vary from state to state, regulating the consumer finance business. These laws, among other things, typically limit the size of loans, set maximum interest rates and maximum maturities and regulate certain lending and collection activities. Although consumer finance laws have been in effect for many years, amending and new legislation is frequently proposed. The Company is unable to predict whether or when any such proposals might ultimately be enacted into law or to assess the impact any such enactment might have on the Company. In addition, as it accepts customers' deposits, the industrial banking subsidiary is subject to regulation by the FDIC and the relevant state banking authorities.

Employees

The Company employs approximately 2,600 full-time employees. The Company also employs part-time employees. None of these employees are represented by a union. Management considers relations with its employees to be satisfactory.

Item 2.  Properties

The Company owns its 71,000 square foot headquarters building on 6 acres of land, which it built in 1994 at a total cost of approximately $8 million.

The Company's branch offices, located in 24 states, are leased typically for terms of three to five years with options to renew. Typical locations include shopping centers, office buildings and storefronts, generally of relatively small size sufficient to accommodate a staff of four to eight employees.

See Note 12 to the Consolidated Financial Statements for additional information on rental expense and lease commitments.

Item 3.  Legal Proceedings

The Company and certain of its subsidiaries are parties to various lawsuits and proceedings arising in the ordinary course of business. The Company has also been named as a defendant in a number of class action suits, in which various industry-wide practices arising from routine business activities are being challenged and various damages are being sought. Certain of these lawsuits and proceedings arise in jurisdictions, such as Alabama, that permit damage awards disproportionate to the actual economic damages incurred. Based upon information presently available, the Company believes that the total amounts that will ultimately be paid arising from these lawsuits and proceedings will not have a material adverse effect on the Company's consolidated results of operations and financial position. However, it should be noted that the frequency of large damage awards, including large punitive damage awards, that bear little or no relation to actual economic damages incurred by plaintiffs in jurisdictions like Alabama continues to increase and creates the potential for an unpredictable judgment in any given suit. In December, 1998, the Company reached a tentative agreement to settle one such outstanding lawsuit, the total cost of which is not expected to exceed $4.5 million. The Company's consolidated results of operations for 1998 reflect the recording of this amount in its entirety.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

The Company is an indirect wholly-owned subsidiary of Washington Mutual and the Company's common stock is not traded on any national exchange or in any other established market.

Payment of dividends is within the discretion of the Company's Board of Directors. Provisions of certain of the Company's debt agreements restrict the payment of dividends to a maximum prescribed proportion of cumulative earnings and contributed capital and otherwise provide for the maintenance of minimum levels of equity and maximum leverage ratios. Dividends will be paid when capital exceeds the amount of debt to tangible capital (leverage ratio) deemed appropriate by management. This leverage ratio will be managed with the intention of maintaining the existing credit ratings on the Company's outstanding obligations. The Company declared and paid dividends totaling $36.5 million during 1998 and $17.5 million during 1997.

Item 7. Management's Analysis of the Results of Operations for the Year Ended December 31, 1998

Results of Operations

Net income for the year ended December 31, 1998 of $52.9 million increased 14.3% from $46.3 million for the year ended December 31, 1997. The improvement is primarily due to an increase in net interest income resulting from higher consumer finance receivables and net interest spread.

The Company's net interest income before provision for credit losses increased $36.0 million, or 14.6%, to $283.2 million for 1998, as compared to 1997. This increase reflects growth in average net consumer finance receivables to $2.4 billion, which is $173.1 million, or 7.9%, greater than the average balance for 1997. This is a result of management's implementation of an internal growth initiative throughout the branch network. Due to management's focus on growth in the higher margin core products, average real estate secured and personal loan balances increased $121.4 million and $109.8 million, or 13.1% and 11.8% over the prior year, respectively. This growth was partially offset by a $49.5 million, or 14.7% decrease in average retail sales contracts, as compared to the prior year. This decline was the result of management's decision to eliminate several dealer relationships for profitability reasons. As a result of these factors, total originations, excluding renewals, for 1998 totaled $1.8 billion, which was an improvement of 12.5%, as compared to 1997.

The overall portfolio yield increased 44 basis points to 17.04% from 16.60% for the year ended December 31, 1998, as compared to 1997. As a result, loan interest and fee income increased $39.2 million, or 10.7%, for the year ended December 31, 1998, as compared to 1997. Due to a $9.6 million increase in average investment securities, income from investment securities increased $1.1 million, or 10.4% over the prior year. As a result of the activity above, total interest income increased $40.3 million, or 10.7% over the prior year.

In order to finance the growth in receivables, average debt outstanding increased $116.5 million, or 6.2%, to $2 billion for 1998, as compared to 1997. As a result of this increase, offset partially by a decrease of 18 basis points in the weighted average interest rate paid on such debt, interest and debt expense increased $4.3 million, or 3.4% over the prior year. However, as a percentage of average consumer finance receivables (excluding unearned finance charges and deferred loan fees), interest and debt expense decreased 25 basis points, as compared to the prior year. This improvement, coupled with the increased yield earned on the receivables portfolio, resulted in the significant increase in net interest income noted above.

The table below sets forth certain percentages relative to the spread between interest and fee income received on the loan portfolio and interest and debt expense:



                                            Year Ended December 31,
                                          1998             1997             1996
                                      --------         --------         --------
Ratio to Average Consumer Finance
  Receivables, Net:
  Interest and Fee Income                17.04%           16.60%           17.72%
  Interest and Debt Expense               5.60             5.85             5.78
                                 -------------      -----------        ---------

Net Interest Spread                      11.44%           10.75%           11.94%
                                 =============     ============       ==========



Efficiency, defined as the ratio of non-interest operating expenses, excluding the amortization of goodwill, to total revenue, improved to 44.9% for the year ended December 31, 1998 as compared to 45.3% for 1997. The improvement is primarily the result of increased revenues from consumer finance receivable growth resulting from a heightened focus on productivity and a change in product mix to an increased emphasis on higher margin products.

Provision for Credit Losses

The provision for credit losses for the year ended December 31, 1998 was 3.36% as a percentage of average consumer finance receivables (excluding unearned finance charges and deferred loan fees), as compared to 3.02% for 1997. Charge-offs, as a percentage of average consumer finance receivables (excluding unearned finance charges and deferred loan fees), increased to 3.12% in 1998 as compared to 2.96% in 1997. Net credit charge-offs for the year ended December 31, 1998 were $73.9 million as compared to $65.1 million for 1997. The increase was due primarily to higher net charge-offs on personal loans, which increased $7.7 million.

At December 31, 1998, the allowance for credit losses as a percentage of consumer finance receivables (excluding unearned finance charges and deferred loan fees) at period end equaled 3.13% as compared to 3.19% at December 31, 1997. This decrease is primarily a reflection of the increased collection efforts which have resulted in a modest 20 basis point decrease in the over 60 day delinquency rate as compared to the prior year. As of December 31, 1998, total delinquent loans (60 days or more past due) as a percentage of the Company's portfolio of finance receivables was 2.53% compared to 2.73% as of December 31, 1997.

Activity in the Company's allowance for credit losses is as follows:

                                                Year Ended December 31,
(Dollars in thousands)                     1998            1997            1996
                                    -----------     -----------     -----------

Balance, January 1                  $    74,323     $    70,045     $    55,568
Provision for credit losses              79,760          66,600          58,800
Amounts charged off:
  Real estate secured loans              (2,125)         (1,292)         (1,582)
  Personal loans                        (73,210)        (64,460)        (50,086)
  Retail sales contracts                (14,417)        (13,946)        (10,947)
                                    ------------    -----------     -----------
                                        (89,752)        (79,698)        (62,615)
Recoveries:
  Real estate secured loans                 521             556             442
  Personal loans                         12,593          11,538          12,892
  Retail sales contracts                  2,774           2,553           2,863
                                    -----------     -----------     -----------
                                         15,888          14,647          16,197
                                    -----------     -----------     -----------
Net charge-offs (1)                     (73,864)       (65,051)         (46,418)

Allowances on notes purchased               274           2,729           2,095
                                    -----------     -----------     -----------
Balance, December 31                $    80,493     $    74,323     $    70,045
                                    ===========     ===========     ===========

Allowance for credit losses as a
  percentage of December 31 consumer
  finance receivables (excluding
  unearned finance charges and
  deferred loan fees)                      3.13%           3.19%           3.19%

Net charge-offs as a percentage of
  average consumer receivables
  (excluding unearned finance charges
   and deferred loan fees)                 3.12%           2.96%           2.20%



(1)

Under the Company's policy, non-real estate secured delinquent accounts are charged off when they become 180 days contractually delinquent (120 days prior to October 1, 1996). Because of this change in policy, the charge-offs for the three years presented are not comparable. The Company is not able to determine what the charge-offs would have been in 1996 under the new policy had it been in effect January 1, 1996.

The following table sets forth the ratio of receivables delinquent for 60 days or more, on a contractual basis, to gross consumer finance receivables outstanding:

                                                  December 31,
                                         1998            1997            1996
                                   ----------       ---------       ---------

Real estate secured loans                0.64%           0.79%           0.88%
Personal loans                           4.14            4.32            4.01
Retail sales contracts                   3.10            3.17            2.65
                                    ---------       ---------       ---------

Total                                    2.53%           2.73%           2.56%
                                    =========      ==========      ==========



Asset / Liability Management

The Company's philosophy is to maintain an approximate match of the interest rate sensitivity between its interest-bearing assets and liabilities. The Company's consumer finance receivables are primarily fixed rate and have initial terms ranging from 3 to 360 months. However, loans are generally paid off or refinanced prior to their stated maturity. Therefore, the Company's asset/liability management requires a high degree of analysis and estimation. The Company funds its interest-bearing assets through both internally generated equity and external debt financing.

Liquidity / Capital Management

The Company funds its operations through a variety of corporate borrowings which provide the flexibility needed to properly manage the liquidity risk inherent in consumer lending. The primary source of these borrowings is corporate debt securities issued by the Company. At December 31, 1998, eleven different senior debt issues totaling $1.4 billion were outstanding, with a weighted average cost of 6.72%. To meet the Company's short-term funding needs, daily trades of commercial paper are executed. At December 31, 1998, twenty-three different commercial paper borrowings totaling $515.8 million were outstanding, with a weighted average cost of 5.67%. The Company's banking subsidiary raises funds through both customer deposits and borrowings with the Federal Home Loan Bank. At December 31, 1998, the banking subsidiary's outstanding debt totaled $261.4 million, with a weighted average cost of 5.51%. The Company also maintains a revolving credit agreement with twenty-four syndicate lenders which provides a credit line of up to $550 million primarily to support the commercial paper borrowings. There were no borrowings under this revolving credit agreement in 1998 or 1997.

Long-term debt at December 31, 1998 and 1997 consisted of the following:

(Dollars in thousands)                                1998            1997
                                             -------------    ------------

Senior Notes and Debentures                  $    1,298,342   $  1,248,205
Senior Subordinated Notes
  and Debentures                                     99,925        199,767
Federal Home Loan Bank Notes                         28,900         24,900
                                             --------------   ------------
                                             $    1,427,167   $  1,472,872
                                             ==============   ============

Customer deposits at December 31, 1998 and 1997 consisted of the following:

(Dollars in thousands)                                 1998           1997
                                             --------------   ------------

Money market accounts                        $       15,382   $     15,883
Savings accounts                                      1,340          1,493
Certificates of deposit under $100,000              155,287        133,041
Certificates of deposit $100,000 and over            15,509         12,768
                                             --------------   ------------
                                             $      187,518   $    163,185
                                             ==============   ============

The Company manages its capital by establishing equity leverage targets based upon the ratio of debt (including customer deposits) to tangible equity. The debt to tangible equity ratio at December 31, 1998 of 5.86 to 1 has increased from 5.72 to 1 at December 31, 1997. The determination of the Company's dividend payments and resulting capital leverage will be managed in a manner consistent with the Company's desire to maintain strong and improving credit ratings.

Year 2000

This section contains forward-looking statements that have been prepared on the basis of the Company's best judgments and currently available information and constitutes a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Readiness Disclosure Act of 1998. These forward-looking statements are inherently subject to significant business, third-party and regulatory uncertainties and contingencies, many of which are beyond the control of the Company. In addition, these forward-looking statements are based on the Company's current assessments and remediation plans, which are based on certain representations of third party service providers and are subject to change. Accordingly, there can be no assurance that the Company's results of operations will not be adversely affected by difficulties or delays in the Company's or third parties' Year 2000 readiness efforts. See Risks below for a discussion of factors that may cause such forward-looking statements to differ from actual results.

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

The Company has assigned its Senior Vice President of Information Systems to oversee the Year 2000 Project, has set up a Year 2000 Project Office, and has charged a senior management team representing all significant operational areas of the Company to act as a Steering Committee. The Company has dedicated a substantial amount of management and staff time on the Year 2000 Project. The Company has, in conjunction with Washington Mutual, engaged IBM Global Services to provide technical and management resources where necessary and has engaged Deloitte Consulting Group LLC to assist in documenting certain aspects of the Year 2000 Project. Monthly progress reports are made to the Company's Board of Directors, and Washington Mutual's Board of Directors' Audit Committee reviews Year 2000 Project progress on a quarterly basis.

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

The Company has substantially completed the process of repairing or replacing and testing the most significant components of its Computer Systems and facilities. The Company has also adopted business contingency plans for the Computer Systems and facilities that it has determined to be most critical. These plans conform to recently issued guidance from the FFIEC on business contingency planning for Year 2000 readiness. Contingency plans include, among other actions, manual workarounds and extra staffing.

The Company continues to assess its risk from other environmental factors over which it has little control, such as electrical power supply, and voice and data transmission. Because of the nature of the factors, however, the Company is not actively engaged in any repair, replacement or testing efforts for these services.

(b) Costs. While the Company does not believe that the process of making its Computer Systems Year 2000 ready will result in material cost, it is expected that a substantial amount of management and staff time will be required on the Year 2000 Project. The Company has spent approximately $2.9 million in 1998 on its Year 2000 Project, and it currently expects to spend approximately $750 thousand more before it concludes its Year 2000 readiness efforts. Prior to 1998, the Company spent approximately $360 thousand on Year 2000 related initiatives.

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholder of Aristar, Inc.

We have audited the accompanying consolidated statements of financial condition of Aristar, Inc. and subsidiaries (the "Company") as of and for each of the two years in the period ended December 31, 1998, and the related consolidated statements of operations, comprehensive income and retained earnings, and of cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of the Company for the year ended December 31, 1996 were audited by other auditors whose report, dated January 17, 1997, expressed an unqualified opinion on those consolidated statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial condition of the Company as of and for the two years in the period ended December 31, 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
Tampa, Florida
January 19, 1999

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholder of Aristar, Inc.

In our opinion, the consolidated statements of operations, comprehensive income and retained earnings and of cash flows for the year ended December 31, 1996 (appearing on pages 21 through 40 of this Form 10-K Annual Report) present fairly, in all material respects, the results of operations and cash flows of Aristar, Inc. and its subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and the significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Aristar, Inc. and its subsidiaries for any period subsequent to December 31, 1996.

As described in Note 3, during 1996, the Company acquired two businesses from affiliated companies. Both transactions were accounted for in a manner similar to a pooling of interests, which gave retroactive effect to these acquisitions.





PricewaterhouseCoopers LLP
Tampa, Florida
January 17, 1997

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Financial Condition


(Dollars in thousands, except par value and        December 31, 1998        December 31, 1997
 share information)                                -----------------        ------------------


ASSETS
Consumer finance receivables, net                     $ 2,493,903               $    2,254,389
Investment securities                                     150,820                      154,475
Cash and cash equivalents                                  24,180                       26,446
Property,  equipment and leasehold improvements,
 less accumulated depreciation and amortization:
 1998, $24,120; 1997, $22,310                              12,411                        9,687
Goodwill, less accumulated amortization:
 1998, $63,319; 1997, $59,702                              48,166                       49,591
Other assets                                               15,230                       15,018
                                                      -----------                  -----------

   TOTAL ASSETS                                       $ 2,744,710                 $  2,509,606
                                                      ===========                 ============

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities
Short-term debt                                       $   560,823                  $   357,532
Long-term debt                                          1,427,167                    1,472,872
                                                      -----------                  -----------
   Total debt                                           1,987,990                    1,830,404
Customer deposits                                         187,518                      163,185
Accounts payable and other liabilities                    145,430                      117,627
Federal and state income taxes                              4.442                          206
                                                      -----------                  -----------
   Total liabilities                                    2,325,380                    2,111,422
                                                      -----------                  -----------

Commitments and contingencies
 (Notes 12 and 13)

Stockholder's equity
Common stock: $1.00 par value;
 10,000 shares authorized; 1,000
 shares issued and outstanding                                  1                            1
Paid-in capital                                            48,960                       44,894
Retained earnings                                         369,143                      352,756
Accumulated other comprehensive income:
  Net unrealized holding gains on
   investment securities, net of tax                        1,226                          533
                                                      -----------                  -----------
     Total stockholder's equity                           419,330                      398,184
                                                      -----------                  -----------

   TOTAL LIABILITIES AND
     STOCKHOLDER'S EQUITY                             $ 2,744,710                  $ 2,509,606
                                                      ===========                  ===========

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Operations, Comprehensive Income and Retained Earnings

                                              Year Ended December 31,
(Dollars in thousands)                     1998             1997            1996
                                      ---------        ---------       ---------
Loan interest and fee income          $ 404,954        $ 365,719       $ 366,750
Investment securities income             11,449           10,373           9,183
                                      ---------        ---------       ---------
  Total interest income                 416,403          376,092         375,933

Interest and debt expense               133,211          128,887         120,758
                                      ---------        ---------       ---------
Net interest income before
  provision for credit losses           283,192          247,205         255,175

Provision for credit losses              79,760           66,600          58,800
                                      ---------        ---------       ---------
  Net interest income                   203,432          180,605         196,375
                                      ---------        ---------       ---------
Other income                             27,147           26,555          27,205
                                      ---------        ---------       ---------

Other expenses
  Personnel expenses                     76,664           69,468          71,724
  Occupancy expense                      10,434           10,068           9,919
  Advertising expense                     6,516            5,807           4,848
  Goodwill amortization expense           3,617            7,064           7,063
  Other operating expenses               45,761           38,722          30,508
                                      ---------        ---------       ---------
                                        142,992          131,129         124,062
                                      ---------        ---------       ---------

Income before income taxes               87,587           76,031          99,518

Provision for federal and state
income taxes                             34,700           29,744          37,000
                                      ---------        ---------       ---------

Net Income                               52,887           46,287          62,518

Net unrealized holding gains
 (losses) on securities arising
 during period, net of tax                  693              157            (140)
                                      ---------        ---------       ---------

Comprehensive income                  $  53,580        $  46,444       $  62,378
                                      =========        =========       =========

Retained earnings
  Beginning of year                   $ 352,756        $ 323,969       $ 428,273
  Net income                             52,887           46,287          62,518
  Dividends                             (36,500)         (17,500)       (116,800)
  Transfer to Great Western Bank,
    A Federal Savings Bank                                               (15,192)
  Transfer to Great Western
     Financial Corporation                                               (34,830)
                                      ---------        ---------       ---------
  End of year                         $ 369,143        $ 352,756       $ 323,969
                                      =========        =========       =========


See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Cash Flows

                                                             Year Ended December 31,
(Dollars in thousands)                                   1998              1997              1996
                                                   ----------       -----------       -----------
Cash flows from operating activities
  Net income                                       $   52,887       $    46,287       $    62,518
  Adjustments to reconcile net income to net
       cash provided by operating activities
     Provision for credit losses                       79,760            66,600            58,800
     Depreciation and amortization                      6,611            11,282            11,907
     Increase (decrease) in
      Accounts payable and other liabilities           27,803             5,759           (20,576)
      Federal and state income taxes payable            3,819             6,732           (14,243)
     (Increase) decrease in other assets                 (212)            6,533            (7,954)
                                                   -----------      -----------       ----------

    Net cash provided by operating activities         170,668           143,193            90,452
                                                   ----------       -----------        ----------

Cash flows from investing activities
  Investment securities purchased                     (91,477)          (62,582)          (40,331)
  Investment securities matured and sold               96,275            45,454            43,317
  Consumer finance receivables originated
   or purchased                                    (1,627,907)       (1,493,059)       (1,407,333)
  Consumer finance receivables repaid               1,305,915         1,293,161         1,308,184
  Net change in property, equipment and
   leasehold improvements                              (4,583)             (998)             (665)
                                                   ----------       -----------        ----------

    Net cash used in investing activities            (321,777)         (218,024)          (96,828)
                                                   ----------       -----------        ----------

Cash flows from financing activities
  Net change in customer deposits                      24,333            17,047           (14,634)
  Net change in short-term debt                       203,291           (40,474)           85,130
  Proceeds from issuance of long-term debt            209,653           326,344           453,539
  Repayments of long-term debt                       (256,000)         (206,800)         (105,000)
  Net change in due to affiliate                                                         (237,576)
  Dividends paid                                      (36,500)          (17,500)         (116,800)
  Transfer to Great Western Bank,
    A Federal Savings Bank                                                                (15,192)
  Transfer to Great Western Financial Corporation                                         (34,830)
  Proceeds from affiliate transfer                      4,066
                                                   ----------       -----------       -----------
    Net cash provided by financing activities         148,843            78,617            14,637
                                                   ----------       -----------       -----------

Net increase (decrease) in cash
 and cash equivalents                                  (2,266)            3,786             8,261

Cash and cash equivalents
  Beginning of year                                    26,446            22,660            14,399
                                                   ----------       -----------       -----------
  End of year                                      $   24,180       $    26,446       $    22,660
                                                   ==========       ===========       ===========

Supplemental disclosures of cash flow
  information
 Interest paid                                     $  133,160       $   125,841       $   118,038
 Intercompany payments in lieu of federal
  and state income taxes                           $   30,881       $    23,011       $    49,612


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

The Company is engaged primarily in the consumer financial services business and its operations consist principally of a network of approximately 500 branch offices located in 24 states, primarily in the Southeast and Southwest. These offices generally operate under the names Blazer Financial Services, City Finance Company and First Community Financial Services. The Company makes consumer installment loans and purchases retail installment contracts from local retail establishments. These consumer credit transactions are primarily for personal, family or household purposes. The Company also engages in the industrial banking business through its subsidiary with branches in Colorado and Utah. In addition to making consumer installment loans and purchasing retail installment contracts, this subsidiary also takes customers' savings deposits.

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

Income Recognition from Finance Operations. Unearned finance charges on all types of consumer finance receivables are recognized on an accrual basis, using the interest method. Accrual generally is suspended when payments are more than three months contractually overdue. Loan fees and directly related lending costs are deferred and amortized using the interest method over the contractual life of the related receivables. A portion of the Company's retail installment contracts are "same as cash". This provides a period during which the customer is allowed to pay the account balance in full without interest charges. The Company recognizes interest income only on the portion of these receivables which it estimates will not exercise the "same as cash" option.

Provision and Allowance for Credit Losses. The Company provides, through charges to income, an allowance for credit losses which, based upon management's evaluation of numerous factors, including current and anticipated economic conditions, a predictive analysis of the outcome of the current portfolio (a migration analysis) and prior loan loss experience, is deemed adequate to cover reasonably expected losses on outstanding receivables. The Company's consumer finance receivables are a large group of smaller-balance homogenous loans that are collectively evaluated for impairment. Additionally, every real estate secured loan that reaches 90 days delinquency is reviewed by the Company's credit administration management to assess collectibility and future course of action. These systematic analyses provide a self-correcting mechanism to reduce differences between estimated and actual observed losses in the portfolio.

Losses on receivables are charged to the allowance for credit losses based upon the number of days delinquent or when collectibility becomes questionable and the underlying collateral, if any, is considered insufficient to liquidate the receivable balance. Non-real estate secured delinquent receivables are generally charged off when they are 180 days contractually delinquent. Recoveries on previously written-off receivables are credited to the allowance.

Investment Securities. Debt and equity securities are classified as available for sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as a separate component of stockholder's equity and comprehensive income. Gains and losses on investment securities are recorded when realized on a specific identity basis. Investment security transactions are recorded using trade date accounting.

Property, Equipment and Leasehold Improvements. Property, equipment and leasehold improvements are stated at cost, net of accumulated depreciation. Depreciation is provided for principally on the straight-line method over the estimated useful life, ranging from three to thirty years, or, if less, the term of the lease.

Goodwill. The excess of cost over the fair value of net assets of companies acquired is amortized on a straight-line basis, generally over periods of up to 25 years. The Company periodically reviews intangibles to assess recoverability and impairment is recognized in operations if permanent loss of value occurs.

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

Taxes on income are determined by using the asset and liability method as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, FAS 109 requires the consideration of all expected future events other than enactments of changes in the tax law or rates.

Statement of Cash Flows. For purposes of reporting cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair Value Disclosures. Quoted market prices are used, where available, to estimate the fair value of the Company's financial instruments. Because no quoted market prices exist for a significant portion of the Company's financial instruments, fair value is estimated using comparable market prices for similar instruments or using management's estimates of appropriate discount rates and cash flows for the underlying asset or liability. A change in management's assumptions could significantly affect these estimates; accordingly, the Company's fair value estimates are not necessarily indicative of the value, which would be realized upon disposition of the financial instruments.

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

        Customer deposits. The fair values disclosed for fixed-rate savings certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregate expected maturities on time deposits. The fair values disclosed for savings and money market accounts are, by definition, equal to the amount payable on demand at the reporting date.

Adoption of Recently Issued Accounting Standards. Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" was issued in June 1997 and requires businesses to disclose comprehensive income and its components in their financial statements. This statement has been incorporated into these financial statements and does not affect the results of operations or financial position of the Company.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued in June 1997 and redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. SFAS No. 131 is effective beginning January 1, 1998 and has been incorporated into these financial statements. The statement does not affect the results of operations or financial position of the Company.

Recently Issued Accounting Standard Not Yet Adopted. SFAS No.133, "Accounting for Derivative Instruments and Hedging", was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for fiscal periods beginning after June 15, 1999. The impact of the adoption of the provisions of this statement on the results of operations or financial condition of the Company has not yet been determined.

Note 3    Transfers from Related Parties

On April 30, 1996, Great Western Bank, a Federal Savings Bank ("GWB"), then also a wholly owned subsidiary of GWFC, transferred to the Company a portion of its consumer finance business, hereinafter referred to as Great Western Financial Services ("GWFS"). GWFS was comprised primarily of approximately $242 million in consumer finance receivables, net. The Company paid fair value (as determined by independent appraisal) of approximately $252 million in cash raised through the issuance of commercial paper. The Company accounted for the approximate $10 million premium as a dividend to GWFC. Additionally, at the purchase date, the Company recorded a transfer to GWB of approximately $15 million, representing the accumulated earnings of GWFS at that date.

On December 31, 1996, GWFC transferred to the Company a portion of its consumer banking business, hereinafter referred to as Blazer Financial Corporation ("BFC"). BFC was comprised primarily of approximately $229 million in consumer finance receivables, net and $147 million in customer deposits. The Company recorded, at the purchase date, a transfer to GWFC of approximately $35 million, representing the accumulated earnings of BFC at that time.

In  accordance  with  Interpretation  Number 39,  "Transfers  and  Exchanges  of
Companies under Common Control," to Accounting Principles Opinion Number 16, "Business Combinations," both of the above-described acquisitions were been accounted for in a manner similar to a pooling of interests.

On May 1, 1998, Washington Mutual transferred to the Company a portion of its consumer finance business, hereinafter referred to as Western Credit Services ("WCS"). WCS was comprised primarily of approximately $4 million in consumer finance receivables, net. The Company paid fair value (as determined by independent appraisal) of approximately $4 million in cash. The transfer was accounted for as a purchase in which the Company made a capital contribution for the amount of the purchase price.

Note 4    Insurance Recovery

In May 1996, the Company filed a fidelity bond claim, subsequently paid by the insurer, in the amount of $8.0 million for the recovery of fraudulently over-billed marketing costs which had occurred over a number of years. The $8.0 million recovery has been reflected as a reduction of other operating expenses in the accompanying statement of operations and comprehensive income and retained earnings for the year ended December 31, 1996.

Note 5    Consumer Finance Receivables

Consumer finance receivables at December 31, 1998 and 1997 are summarized as follows:

(Dollars in thousands)                               1998                  1997
                                           --------------       ---------------

Consumer finance receivables
 Real estate secured loans                 $    1,269,439       $     1,094,061
 Personal loans                                 1,361,820             1,197,788
 Retail sales contracts                           328,254               362,373
                                           --------------       ---------------

   Gross consumer finance receivables           2,959,513             2,654,222
Less:  Unearned finance charges and
        deferred loan fees                       (385,117)             (325,510)
       Allowance for credit losses                (80,493)              (74,323)
                                           --------------       ---------------
Consumer finance receivables, net          $    2,493,903       $     2,254,389
                                           ==============       ===============

Activity in the Company's allowance for credit losses is as follows:

                                                 Year Ended December 31,
(Dollars in thousands)                      1998            1997            1996
                                     -----------     -----------     -----------

Balance, January 1                   $    74,323     $    70,045     $    55,568
Provision for credit losses               79,760          66,600          58,800
Amounts charged off:
  Real estate secured loans               (2,125)         (1,292)         (1,582)
  Personal loans                         (73,210)        (64,460)        (50,086)
  Retail sales contracts                 (14,417)        (13,946)        (10,947)
                                     ------------    -----------     -----------
                                         (89,752)        (79,698)        (62,615)
Recoveries:
  Real estate secured loans                  521             556             442
  Personal loans                          12,593          11,538          12,892
  Retail sales contracts                   2,774           2,553           2,863
                                     -----------     -----------     -----------
                                          15,888          14,647          16,197
                                     -----------     -----------     -----------
Net charge-offs (1)                      (73,864)        (65,051)        (46,418)

Allowances on notes purchased                274           2,729           2,095
                                     -----------     -----------     -----------
Balance, December 31                 $    80,493     $    74,323     $    70,045
                                     ===========     ===========     ===========
<


-------
(1)

Under the Company's policy, non-real estate secured delinquent accounts are charged off when they become 180 days contractually delinquent (120 days prior to October 1, 1996). Because of this change in policy, the charge-offs for the three years presented are not comparable. The Company is not able to determine what the charge-offs would have been in 1996 under the new policy had it been in effect January 1, 1996.

The amount of gross nonaccruing consumer finance receivables included above was approximately $53.4 million and $50.9 million at December 31, 1998 and 1997, respectively.

Contractual maturities, net of unearned finance charges and deferred loan fees, at December 31, 1998 are as follows:

                                               Over 1
                                                  But
                                 Within        Within            Over
(Dollars in thousands)           1 year       5 years          5 years          Total
                              ---------    ----------      -----------    -----------

Real estate secured loans     $ 159,646    $  359,859      $   603,368    $ 1,122,873
Personal loans                  413,579       743,815            2,459      1,159,853
Retail sales contracts          118,050       171,555            2,067        291,672
                              ---------    ----------      -----------   ------------
                              $ 691,275    $1,275,229      $   607,894    $ 2,574,396
                              =========    ==========      ===========    ===========

Consumer loans have maximum terms of 360 months, while retail sales contracts have maximum terms of 60 months. The weighted average contractual term of all consumer finance receivables written during the years ended December 31, 1998 and 1997 was 56 months and 49 months, respectively. Experience has shown that a substantial portion of the consumer finance receivables will be renewed or repaid prior to contractual maturity. Therefore, the tabulation of contractual payments should not be regarded as a forecast of future cash collections. During the years ended December 31, 1998 and 1997, the ratio of principal cash collections to average net consumer finance receivables outstanding was 55% and 59%, respectively. The majority of loans provide for a fixed rate of interest over the contractual life of the loan.

The approximate fair value of the Company's consumer finance receivables (net of unearned finance charges and deferred loan fees) as of December 31, 1998 and 1997 follows:

(Dollars in thousands)                    1998                            1997
                             ------------------------------   ----------------------------
                                               Approximate                     Approximate
                                Net Book          Fair           Net Book         Fair
                                  Value           Value            Value          Value

Real estate secured loans    $    1,122,873  $   1,092,170    $     977,810   $    962,249
Personal loans                    1,159,851      1,149,797        1,025,330        982,529
Retail sales contracts              291,672        288,519          325,572        325,572
                             --------------  -------------    -------------   ------------
                             $    2,574,396  $   2,530,486    $   2,328,712   $  2,270,350
                             ==============  =============    =============   ============

Because the Company primarily lends to consumers, it did not have receivables from any industry group that comprised 10 percent or more of total consumer finance receivables at December 31, 1998. Geographic diversification of consumer finance receivables reduces the concentration of credit risk associated with a recession in any one region.

Note 6    Investment Securities

Investment securities as of December 31, 1998 and 1997 are as follows:

(Dollars in thousands)                             December 31, 1998
                                                                                   Approximate
                            Original      Amortized          Gross Unrealized         Fair
                              Cost          Cost           Gains          Losses      Value
                           ---------      ---------       -------        --------   ----------
Government obligations     $  18,637      $  18,649       $   183        $     42   $   18,790
Corporate obligations         95,813         96,075         1,739              93       97,721
Certificates of deposit
 and other                    34,489         34,028           443             162       34,309
                           ---------      ---------       -------        --------   ----------
                           $ 148,939      $ 148,752       $ 2,365        $    297   $  150,820
                           =========      =========       =======        ========   ==========


(Dollars in thousands)                             December 31, 1997
                                                                                   Approximate
                            Original      Amortized           Gross Unrealized         Fair
                              Cost          Cost            Gains         Losses      Value
                           ---------      ---------       -------        -------     ---------
Government obligations     $  22,685      $  22,284       $   115        $    115    $  22,284
Corporate obligations         98,875         98,316         1,180             266       99,230
Certificates of deposit
 and other                    34,905         32,917           186             142       32,961
                           ---------      ---------       -------        --------    ---------
                           $ 156,465      $ 153,517       $ 1,481        $    523    $ 154,475
                           =========      =========       =======        ========     ========


There were no significant realized gains or losses during 1998 or 1997.

The following table presents the maturity of the investment securities at December 31, 1998:

(Dollars in thousands)
                                                                     Approximate
                                                  Amortized             Fair
                                                    Cost                 Value
                                                 ----------        -----------
Due in one year or less                          $   22,292        $    22,242
Due after one year through five years                83,258             84,414
Due after five years through ten years               39,074             40,034
Due after ten years                                   4,128              4,130
                                                 ----------        -----------
                                                 $  148,752        $   150,820
                                                 ==========        ===========


Note 7    Short-term Debt

Short-term debt at December 31, 1998 and 1997 consisted primarily of commercial paper notes. Interest expense in 1998 and 1997 related to the commercial paper was $20.6 million and $23.0 million, respectively.

In addition, on December 28, 1998, the Company obtained a fixed advance of $45 million from the FHLB. Under the agreement, which has a maturity date of March 26, 1999, interest is payable monthly at a fixed rate of 5.15%. Interest expense in 1998 related to this borrowing was $26 thousand.

The book value of short-term debt at December 31, 1998 approximates its estimated fair value.

Additional information concerning total short-term borrowings is as follows:

                                                  Year Ended December 31,
(Dollars in thousands)                        1998            1997          1996
                                       -----------    ------------     ---------

Outstanding during the year
  Maximum amount at any month end       $  560,823     $  471,980      $ 578,743
  Average amount                        $  372,317     $  406,992      $ 391,936
  Weighted average interest rate               5.5%           5.8%          5.2%

Balance at end of year
  Amount                                $  560,823     $  357,532      $ 398,006
  Weighted average interest rate               5.7%           6.1%          5.7%


Weighted average interest rates include the effect of commitment fees.

Short-term notes totaling $74 million and $67 million were issued in December, 1998 and 1997, respectively. The proceeds of these notes were used to purchase investment securities and were repaid through liquidation of these securities in the month following issuance. This short-term debt has been reflected net of the securities balances in the accompanying Consolidated Statements of Financial Condition.

In 1996, the Company entered into a $550 million revolving credit agreement with several domestic and foreign banks. The agreement has a four-year term with repayment in full of any balance outstanding in August, 2000. This revolving credit agreement has restrictive covenants as described further in Note 8. There were no borrowings under this revolving credit agreement in 1998 or 1997.

Note 8         Long-term Debt

Long-term debt at December 31, 1998 and 1997 was comprised of the following:

(Dollars in thousands)                                1998               1997
                                             -------------       -------------

Senior notes and debentures
  5.75%, due July 15, 1998                   $                   $     149,972
  7.875%, due February 15, 1999                     99,995              99,947
  6.75%, due May 15, 1999                           99,998              99,992
  6.3%, due July 15, 2000                           99,968              99,949
  6.125%, due December 1, 2000                     149,800             149,702
  7.75%, due June 15, 2001                         149,959             149,944
  7.25%, due June 15, 2001                          99,916              99,885
  6.0%, due August 1, 2001                         199,697
  6.75%, due August 15, 2001                        99,950              99,933
  6.30%, due October 1, 2002                       149,644             149,561
  6.50%, due November 15, 2003                     149,415             149,320
                                             -------------       -------------

    Total senior debt                            1,298,342           1,248,205
                                             -------------       -------------

Senior subordinated notes and debentures
  8.875%, due August 15, 1998                                           99,979
  7.5%, due July 1, 1999                            99,925              99,788
                                             -------------       -------------

    Total senior subordinated debt                  99,925             199,767
                                             -------------       -------------

Federal Home Loan Bank notes
  4.91%, due May 1, 2001                            18,900              18,900
  5.39%, due June 3, 2002                                                6,000
  5.30%, due March 20, 2003                         10,000
                                             -------------       -------------

    Total Federal Home Loan Bank notes              28,900              24,900
                                             -------------       -------------

    Total long-term debt                     $   1,427,167       $   1,472,872
                                             =============       =============


Aggregate maturities at December 31, 1998 are as follows:

(Dollars in thousands)
                                     Senior              Federal
                   Senior         Subordinated         Home Loan
                    Debt               Debt            Bank Notes          Total
                -----------        -----------         ----------     ----------
1999            $   199,993        $    99,925                        $  299,918
2000                249,768                                              249,768
2001                549,522                            $   18,900        568,422
2002                149,644                                              149,644
2003                149,415                                10,000        159,415
                -----------        -----------         ----------     ----------
                $ 1,298,342        $    99,925         $   28,900     $1,427,167
                ===========        ===========         ==========     ==========

The approximate fair value of the Company's long-term debt as of December 31, 1998 and 1997 is as follows:

(Dollars in thousands)
                                         1998                            1997
                           --------------------------        -------------------------
                             Book         Approximate         Book         Approximate
                             Value         Fair Value         Value         Fair Value
Senior debt             $   1,298,342     $ 1,321,822    $  1,248,205      $ 1,274,620
Senior subordinated
   debt                        99,925         100,940         199,767          204,114
Federal Home Loan
   Bank notes                  28,900          28,942          24,900           24,913
                        -------------     -----------    ------------      -----------
                        $   1,427,167     $ 1,451,704    $  1,472,872      $ 1,503,647
                        =============     ===========    ============      ===========


On May 1, 1997, the Company obtained an adjustable rate advance from the FHLB in the amount of $21.5 million. Under the credit agreement, which matures May 1, 2001, interest is payable monthly and adjusts every seven days to a rate equal to the FHLB's One Week Repo rate plus 10 basis points (4.91% at December 31,
1998). As a result of prepayments made in 1997, the outstanding balance as of December 31, 1998 is $18.9 million.

On June 3, 1997, the Company obtained a putable advance from the FHLB in the amount of $6 million. On a specified day each quarter, the FHLB had the option to call the advance at par, which was exercised in March 1998. On March 20, 1998, the Company obtained a similar putable advance from the FHLB in the amount of $10 million. On a specified day each quarter, the FHLB has the option to call the advance at par. Under the credit agreement, which matures March 20, 2003, interest is payable monthly and is determined using a fixed annual interest rate of 5.30%.

Interest expense related to long-term FHLB debt in 1998 and 1997 was $1.7 million and $1.1 million, respectively.

The Company's senior debt securities are issued under shelf registration statements filed with the SEC. Under various registration statements, the Company issued: in February, 1992, $100 million of 7.875% senior notes maturing February 15, 1999; in July, 1992, $100 million of 7.5% senior subordinated notes maturing July 1, 1999; in July, 1994, $150 million of 7.75% senior notes maturing June 15, 2001; in July, 1995, $100 million of 6.3% senior notes maturing July 15, 2000; in June, 1996, $100 million of 7.25% senior notes maturing June 15, 2001; in August, 1996, $100 million of 6.75% senior notes maturing May 15, 1999; in August, 1996, $100 million of 6.75% senior notes maturing August 15, 2001; in December, 1996, $150 million of 6.125% senior notes maturing December 1, 2000; in October, 1997, $150 million of 6.3% senior notes maturing October 1, 2002; in November, 1997, $150 million of 6.5% senior notes maturing November 15, 2003; and in July, 1998, $200 million of 6.0% senior notes maturing August 1, 2001. The proceeds of these issues were generally used to reduce borrowings of the Company (including outstanding commercial paper) and for general corporate purposes except as follows: the June, 1996 issue was primarily used to reduce outstanding commercial paper issued to fund the purchase price of the Company's acquisition of GWFS as described in Note 3; and the December, 1996 issue was primarily used to fund the purchase price of the Company's acquisition of BFC as described in Note 3 and to repay approximately $69.6 million of outstanding intercompany indebtedness owed by BFC and its subsidiaries.

Interest expense related to the above-mentioned senior notes in 1998 and 1997 was $100.9 million and $95.6 million, respectively.

Provisions of certain of the Company's debt agreements restrict the payment of dividends to a maximum prescribed proportion of cumulative earnings and contributed capital and provide for the maintenance of minimum levels of equity and maximum leverage ratios. At December 31, 1998, approximately $43.6 million was available under the debt agreement restriction for future dividends.

Note 9    Customer Deposits

The book value and approximate fair value of the Company's customer deposits as of December 31, 1998 and 1997 are as follows:

(Dollars in thousands)
                                         1998                              1997
                           ----------------------------       -------------------------
                                Book       Approximate             Book     Approximate
                               Value        Fair Value            Value      Fair Value

Money market accounts      $  15,382        $   15,382         $ 15,883      $   15,883
Savings accounts               1,340             1,340            1,493           1,493
Certificates of deposit
  under $100,000             155,287           157,286          133,041         133.373
Certificates of deposit
  $100,000 and over           15,509            15,709           12,768          12,820
                           ---------       -----------        ---------      ----------
                           $ 187,518        $  189,717        $ 163,185      $  163,569
                           =========       ===========        =========      ==========

Maturities of time deposits are $119.4 million in 1999, $31.1 million in 2000, $11.0 million in 2001 and $9.2 million thereafter.

Note 10   Income Taxes

The components of income tax expense are as follows:

                                          Year Ended December 31,
(Dollars in thousands)              1998            1997            1996
                                --------         -------         -------

Currently payable
  Federal                      $  38,808        $ 28,567        $ 44,871
  State                            6,900           5,237           8,317
Deferred                        (11,008)          (4,060)        (16,188)
                               ---------        --------        --------
                               $  34,700        $ 29,744        $ 37,000
                               =========        ========        ========

The  provisions  for  income  taxes  differ  from  the  amounts   determined  by
multiplying pre-tax income by the statutory Federal income tax rate of 35% for 1998, 1997 and 1996. A reconciliation between these amounts is as follows:

                                               Year Ended December 31,
(Dollars in thousands)                     1998            1997            1996
                                    -----------     -----------     -----------

Income taxes at statutory rates     $    30,655     $    26,611     $    34,831
Increase (reduction) in taxes
  resulting from:
   State income taxes, net of
    Federal benefit                       4,485           2,972           5,406
   Other                                   (440)            161          (3,237)
                                    -----------     -----------     -----------
                                    $    34,700     $    29,744     $    37,000
                                    ===========     ===========     ===========

Deferred taxes result from temporary differences in the recognition of certain items for tax and financial reporting purposes. Deferred tax liabilities (assets) are comprised of the following:

                                                   December 31,
(Dollars in thousands)                          1998              1997
                                           ---------        ----------

Amortization of intangibles                $  11,614        $    9,537
Employee benefits accruals                      (577)            2,338
Depreciation                                     (81)               86
Loan interest and fee income                     511             3,173
Other deferred income items                    1,652             1,389
                                           ---------        ----------

   Total deferred tax liabilities             13,119            16,523
                                           ---------        ----------

Credit loss reserves                         (31,564)          (26,391)
Unearned insurance commissions                (7,466)           (4,700)
Other miscellaneous accruals                  (2,269)           (2,099)
State taxes                                   (2,543)           (4,100)
Other deferred deduction items                (6,400)           (3,655)
                                           ----------       ----------

   Total deferred tax assets                 (50,242)          (40,945)
                                           ----------       ----------

Net deferred tax asset                     $ (37,123)       $  (24,422)
                                           =========        ==========



Note 11   Retirement and Savings Plans

Substantially all of the Company's employees participate in a noncontributory defined contribution pension plan maintained by Washington Mutual ("the Plan"). Accumulated plan benefits and annual pension cost are derived from an allocation formula based on the Company's total participants and the Plan's total participants.

Pension (recovery) cost for the Company's participants for the years ended December 31, 1998, 1997, and 1996 was ($150,000), ($150,000) and $490,000,
respectively. Due to the Company's participation in a multi-employer defined benefit plan, information as to separate Company participant assets and vested benefits is not presented.

The Company's employees also participate in an employee savings plan maintained by Washington Mutual, which allows employees to defer part of their pre-tax compensation until retirement. Company contributions equal 50% of the contributions made by employees up to 6% of salary plus annual discretionary amounts, if any, as determined by management. The Company's cost is based on the actual contribution related to its participating employees. Total expense was $2.5 million, $1.0 million and $1.4 million for the years ended December 31, 1998, 1997 and 1996, respectively.

The Company's employees who retired prior to July 1, 1997 also participate in GWFC's defined benefit postretirement plan ("the Benefit Plan") which covers a portion of the costs of medical and life insurance coverage to eligible employees and dependents based on age and length of service. Medical coverage options are the same as available to active employees. The accumulated postretirement benefit obligation and related expense are derived from an allocation formula based on the Company's total participants and the Benefit Plan's total participants.

The net postretirement medical and life insurance expense allocated to the Company for the years ended December 31, 1998, 1997 and 1996 were $344,000, $358,000 and $521,000, respectively.

Note 12   Leases

At December 31, 1998, the Company was lessee of office space, principally for loan offices, computer and other office equipment and automobiles, generally for terms of five or fewer years.

The Company has no material capital leases. Under operating leases that have initial or remaining noncancelable lease terms in excess of one year, approximate aggregate annual minimum rentals are $7.4 million in 1999; $4.7 million in 2000; $3.0 million in 2001; $1.9 million in 2002; and $880 thousand in 2003. Rent expense for the years ended December 31, 1998, 1997 and 1996 was $11.3 million, $10.8 million and $10.0 million, respectively.

Note 13   Contingencies

The Company and certain of its subsidiaries are parties to various lawsuits and proceedings arising in the ordinary course of business. The Company has also been named as a defendant in a number of class action suits, in which various industry-wide practices arising from routine business activities are being challenged and various damages are being sought. Certain of these lawsuits and proceedings arise in jurisdictions, such as Alabama, that permit damage awards disproportionate to the actual economic damages incurred. Based upon information presently available, the Company believes that the total amounts that will ultimately be paid, if any, arising from these lawsuits and proceedings will not have a material adverse effect on the Company's consolidated results of operations and financial position. However, it should be noted that the frequency of large damage awards, including large punitive damage awards, that bear little or no relation to actual economic damages incurred by plaintiffs in jurisdictions like Alabama continues to increase and creates the potential for an unpredictable judgment in any given suit. In December, 1998, the Company reached a tentative agreement to settle one such outstanding lawsuit, the total cost of which is not expected to exceed $4.5 million. The Company's consolidated results of operations for 1998 reflect the recording of this amount in its entirety.

Note 14   Transactions with Related Parties

Significant transactions with Washington Mutual or its subsidiaries in addition to those described in Note 3 are identified as follows:

o Washington Mutual Bank FA, another subsidiary of Washington Mutual, provided the Company with certain administrative services, including human resources and cash management, for which the Company paid management fees of $1.1 million in 1998, $1.9 million in 1997 and $1.8 million in 1996.

o The Company made payments to Washington Mutual pursuant to a tax allocation policy and in connection with the retirement and savings plans.

Note 15   Lines of Business

The Company is managed along two major lines of business: consumer finance and consumer banking. The financial performance of these business lines is measured by the Company's profitability reporting processes, which utilize various management accounting techniques to ensure that both business line's financial results reflect the underlying performance of that business.

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued effective for fiscal years ending after December 15, 1998. This standard requires the Company to provide information on the performance of its reportable business segments, noted above, which are strategic lines of business managed by the Executive Committee under the direction of the Chief Executive Officer.

The Company's business segments are managed through its Executive Committee, which is the senior decision making group of the Company. The Executive Committee is comprised of eleven members including the President and Chief
Executive Officer and Executive Vice Presidents who manage key business and operational areas within the Company.

Both segments are managed by an executive team that is responsible for sales, marketing, sales support, operations and certain administrative functions. Back office support is provided to each segment through executives responsible for lending administration, information systems, finance, legal and administration.

The accounting policies of the segments are the same as those described in Note 2, "Summary of Significant Accounting Policies". All operating revenues and expenses are directly assigned to business segments in determining their operating income. Significant intersegment transactions are quantified in the table below.

Since SFAS No. 131 requires no segmentation or methodology standardization, the organizational structure of the institution and the allocation methodologies it employs result in business line financial results that are not necessarily comparable across companies. As such, the Company's business line performance may not be directly comparable with similar information from other consumer finance companies.

Financial highlights by lines of business were as follows:

(Dollars in thousands)                             Year Ended December 31,
                                      1998                  1997                1996
                           --------------------- --------------------- ----------------------
                             Consumer   Consumer   Consumer   Consumer   Consumer    Consumer
                              Finance    Banking    Finance    Banking    Finance     Banking

Condensed income statement:
Net interest income
 after provision for
 loan losses                $188,051   $ 15,381  $ 165,702   $ 14,903  $ 182,585    $ 13,790
Other operating income        26,380        767     26,063        492     26,782         423
Operating expenses           136,275      6,717    124,554      6,575    117,902       6,160
                           ---------  ---------  ---------  ---------  ---------    --------

Income before income
   taxes                      78,156      9,431     67,211      8,820     91,465       8,053
Income taxes                  31,092      3,608     26,370      3,374     33,868       3,132
                           ---------  ---------  ---------  ---------  --------- -----------

Net income                 $  47,064  $   5,823  $  40,841  $   5,446  $  57,597 $     4,921
                           =========  =========  =========  =========  ========= ===========



Other disclosures:
                                               December 31,
                                     1998                   1997
                           ----------------------     ---------------------
                          Consumer       Consumer       Consumer     Consumer
                           Finance        Banking        Finance      Banking

Total assets            $ 2,415,476     $ 329,234     $ 2,231,257   $ 278,349

The financial results of each segment are derived from the Company's general ledger system. Certain adjustments have been made to recorded general ledger accounts to appropriately reflect results of operations and financial position transfers among segments.

Note 16   Approximate Fair Values of Financial Instruments

A summary of the approximate fair values of the Company's financial instruments, as compared to their carrying values, is set forth in the following table:

(Dollars in thousands)
                                              December 31, 1998          December 31, 1997
                                         -------------------------    -----------------------
                                           Carrying    Approximate     Carrying   Approximate
                                             Value      Fair Value       Value     Fair Value
Consumer finance receivables   Note 5    $  2,574,396    2,530,486    $ 2,328,712 $ 2,270,350
Investment securities          Note 6         150,820      150,820        154,475     154,475
Short-term debt                Note 7         560,823      560,823        357,532     357,532
Long-term debt                 Note 8       1,427,167    1,451,704      1,472,872   1,503,647
Customer deposits              Note 9         187,518      189,717        163,185     163,569



See Note 2 and the referenced Notes for additional information.



Note 17   Selected Quarterly Financial Data (Unaudited)

A summary of the quarterly results of operations for the years ended December 31, 1998 and 1997 is set forth below:

                                                     Quarter Ended
                               March 31,           June 30,         September 30,        December 31,
(Dollars in thousands)       1998      1997      1998      1997     1998      1997     1998      1997
                          -------   -------   -------   -------   -------  -------  -------   -------

Net interest income
 before provision for
 credit losses            $66,907   $60,932   $67,957   $61,384   $71,791   $58,474  $76,537  $66,415
                          -------   -------   -------   -------   -------   -------  -------  -------

Provision for credit
 losses                    18,000    15,400    18,300    15,600    21,800    16,200   21,660   19,400
Other income                6,489     6,066     5,777     6,989     7,844     6,592    7,037    6,908
Other expenses             32,941    31,807    32,026    29,425    32,456    30,055   41,952   32,778
Goodwill amortization
 expense                    1,019     1,766       866     1,766       866     1,766      866    1,766
                          -------   -------   -------    ------  --------  --------  -------  -------

Income before income taxes 21,436    18,025    22,542    21,582    24,513    17,045   19,096   19,379

Income tax provision        8,500     7,100     8,900     8,500     9,700     6,800    7,600    7,344
                          -------   -------   -------   -------  --------  --------  -------  -------

Net income               $ 12,936   $10,925   $13,642   $13,082  $ 14,813   $10,245  $11,496  $12,035
                         ========   =======   =======   =======  ========   =======  =======  =======

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.


                                            PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Index of Documents filed as a part of this Report:

     1.  Financial Statements

         Included in Part II of this Report:
                                                                           PAGE

         Reports of Independent Certified Public Accountants.................19

         Aristar, Inc. and Subsidiaries:
           Consolidated Statements of Financial Condition
            at December 31, 1998 and 1997....................................21
           Consolidated Statements of Operations, Comprehensive Income
            and Retained Earnings for the Years Ended December 31, 1998,
            1997 and 1996....................................................22
           Consolidated Statements of Cash Flows
            for the Years Ended December 31, 1998, 1997 and 1996.............23
           Notes to Consolidated Financial Statements........................24

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

             (e)  Agreement dated as of April 30, 1996, between Great Western
                  Bank and Blazer Financial Services, Inc. of Florida. (1)
             (f)  Amendment to Exhibit (2) (e) dated as of August 31, 1996. (2)
             (g) Agreement dated as of December 31, 1996, between Great Western Financial Corporation and Aristar, Inc. (3)
        (3) (a) Certificate of Incorporation of Aristar, Inc. as presently in effect. (4)
             (b)  By-Laws of Aristar, Inc. as presently in effect.  (4)
        (4) (a) Indenture dated as of July 15, 1984, between Aristar, Inc. and Bank of Montreal Trust Company, as trustee. (5)
             (b) First supplemental indenture to Exhibit (4)(a) dated as of June 1, 1987. (5)
             (c)  Indenture dated as of August 15, 1988 between Aristar, Inc.
                  and Bank of Montreal Trust Company, as trustee.   (6)
             (d)  Indenture dated as of May 1, 1991 between Aristar, Inc. and
                  Security Pacific National Bank, as trustee.   (7)
             (e) Indenture dated as of May 1, 1991 between Aristar, Inc. and The First National Bank of Boston, as trustee. (7)
             (f) Indenture dated as of July 1, 1992 between Aristar, Inc. and The Chase Manhattan Bank, N.A., as trustee. (5)
             (g) Indenture dated as of July 1, 1995 between Aristar, Inc. and The Bank of New York, as trustee. (6)
             (h) Indenture dated as of October 1, 1997 between Aristar, Inc. and First Union National Bank, as trustee. (7)
             (i) Indenture dated as of November 15, 1997 between Aristar, Inc. and First Union National Bank, as trustee. (9)
             (j)  The  registrant  hereby agrees to furnish the  Securities  and
                  Exchange   Commission   upon   request   with  copies  of  all
                  instruments defining rights of holders of long-term debt of Aristar and its consolidated subsidiaries.
        (10) Income Tax Allocation Agreement dated as of December 15, 1995 between Aristar, Inc. and Great Western Financial Corporation. (10)
        (12) Statement Re: Computation of Ratios.
        (23) Consents of Independent Certified Public Accountants.
        (24) Power of Attorney included on Page 44 of the Form 10-K.
        (27) Financial Data Schedule.

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

    ARISTAR, INC.

    By    /s/ Douglas G. Wisdorf                           March 24, 1999
    Douglas G. Wisdorf, Senior Vice President              Date
    and Chief Financial Officer
    (Principal Accounting Officer)


                               POWER OF ATTORNEY

    Each person whose signature appears below hereby authorizes Douglas G. Wisdorf as attorney-in-fact to sign on his behalf as an individual and in every capacity stated below, and to file all amendments to the registrant's Form 10-K, and the registrant hereby confers like authority to sign and file in its behalf.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 1999.

    /s/ Craig J. Chapman
    Craig J. Chapman, President and Director
    (Principal Executive Officer)


    /s/ Craig E. Tall
    Craig E. Tall, Director


    /s/ Fay L. Chapman
    Fay L. Chapman, Director


    /s/ James B. Fitzgerald
    James B. Fitzgerald, Director


    /s/ William A. Longbrake
    William A. Longbrake, Director