Form 10-Q
period 1999-03-31
ARISTAR INC
filed 1999-05-12
CIK 7214

1
            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 1999
                                      OR
(  )TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from...............to ........................

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

     Yes     X                No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     As of April 30, 1999, there were 1,000 shares of Common Stock outstanding.

Registrant meets the conditions set forth in General  Instruction  (H)(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                         ARISTAR, INC. AND SUBSIDIARIES

                                    FORM 10-Q


                                      INDEX


Part I. Financial Information:

   Item 1.  Financial Statements

     Consolidated Statements of Financial Condition -
      March 31, 1999 and December 31, 1998............................3

     Consolidated Statements of Operations, Comprehensive Income
      and Retained Earnings -
      Three Months Ended March 31, 1999 and 1998......................4

     Consolidated Statements of Cash Flows -
      Three Months Ended March 31, 1999 and 1998......................5

     Notes to Consolidated Financial Statements.......................6

   Item 2.  Management's Analysis of the
     Results of Operations for the Three Months
     Ended March 31, 1999....................................... 8 - 13

Part II.    Other Information:

   Item 5.   Other Information.......................................14

   Item 6.  Exhibits and Reports on Form 8-K....................15 - 16


   SIGNATURE.........................................................17

Item 1.     Financial Statements

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Financial Condition

(Dollars in thousands, except par value       March 31,      December 31,
 and share information)                           1999              1998
                                            (Unaudited)

ASSETS
Consumer finance receivables, net         $  2,539,015      $  2,493,903
Investment securities                          147,325           150,820
Cash and cash equivalents                       24,254            24,180
Property, equipment and leasehold
 improvements, less accumulated depreciation
 and amortization: 1999, $24,580;
 1998, $23,642                                  12,797            12,411
Goodwill, less accumulated amortization:
 1999, $63,388; 1998, $62,453                   47,539            48,166
Other assets                                    17,626            15,230
                                          ------------      ------------

  TOTAL ASSETS                            $  2,788,556      $  2,744,710
                                          ============      ============



LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities
Short-term debt                           $    428,552      $    560,823
Long-term debt                               1,572,024         1,427,167
                                          ------------      ------------
   Total debt                                2,000,576         1,987,990
Customer deposits                              198,021           187,518
Accounts payable and other liabilities         146,935           145,430
Federal and state income taxes                  13,442             4,442
                                          ------------      ------------
   Total liabilities                         2,358,974         2,325,380
                                          ------------      ------------

Stockholder's equity
Common stock: $1.00 par value;
 10,000 shares authorized; 1,000
 shares issued and outstanding                       1                 1
Paid-in capital                                 48,960            48,960
Retained earnings                              380,269           369,143
Accumulated other comprehensive income:
 Net unrealized holding gains on investment
 securities, net of tax                            352             1,226
                                          ------------      ------------
   Total stockholder's equity                  429,582           419,330
                                          ------------      ------------

  TOTAL LIABILITIES AND
   STOCKHOLDER'S EQUITY                   $  2,788,556      $  2,744,710
                                          ============      ============


See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Operations, Comprehensive Income and
Retained Earnings
(Unaudited)
                                           For the Three Months
                                              Ended March 31,

(Dollars in thousands)                      1999              1998
                                      ----------        ----------

Loan interest and fee income          $  110,694        $   97,212
Investment securities income               2,498             2,855
                                      ----------        ----------
  Total interest income                  113,192           100,067

Interest and debt expense                 34,804            33,160
                                      ----------        ----------

Net interest income before
   provision for credit losses            78,388            66,907

Provision for credit losses               25,600            18,000
                                      ----------        ----------

Net interest income                       52,788            48,907
                                      ----------        ----------

Other income                               6,655             6,489

Other expenses
  Personnel expense                       19,156            19,059
  Occupancy expense                        2,664             2,553
  Advertising expense                      2,348             1,445
  Goodwill amortization expense              935             1,019
  Other operating expense                  9,544             9,884
                                      ----------        ----------
      Total other expense                 34,647            33,960
                                      ----------        ----------

Income before income taxes                24,796            21,436

Provision for federal and
 state income taxes                        9,670             8,500
                                      ----------        ----------

Net income                                15,126            12,936

Net unrealized holding gains
   (losses) on securities arising during
   period, net of tax                       (874)              298
                                      ----------        ----------

Comprehensive income                  $   14,252        $   13,234
                                      ==========        ==========

Retained Earnings
  Beginning of period                 $  369,143        $  352,756
  Net Income                              15,126            12,936
  Dividends                               (4,000)           (4,500)
                                      ----------        ----------
  End of Period                       $  380,269        $  361,192
                                      ==========        ==========

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                                       For the Three Months
                                                          Ended March 31,

(Dollars in thousands)                                  1999              1998
                                                  ----------        ----------

Cash flows from operating activities
Net income                                        $   15,126        $   12,936
Adjustments to reconcile net income to net cash
   provided by operating activities
    Provision for credit losses                       25,600            18,000
    Depreciation and amortization                      2,385             2,645
    Increase in accounts payable and
     other liabilities                                 1,506             1,097
    Increase in federal and state income
     taxes payable                                     9,674            12,448
    (Increase) in other assets                        (2,396)           (8,345)
                                                  ----------        ----------

Net cash provided by operating activities             51,895            38,781
                                                  ----------        ----------

Cash flows from investing activities
 Investment securities purchased                      (9,487)          (13,305)
 Investment securities matured or sold                11,447            11,982
 Consumer finance receivables originated
   or purchased                                     (401,482)         (333,499)
 Consumer finance receivables repaid                 330,070           353,379
 Net change in property, equipment and
   leasehold improvements                             (1,301)             (279)
                                                   ----------        ----------

 Net cash (used in) provided by investing
  activities                                         (70,753)           18,278
                                                   ----------        ---------

Cash flows from financing activities
 Net change in customer deposits                      10,503             2,512
 Net change in short-term debt                      (132,271)          (62,130)
 Proceeds from issuance of long-term debt            259,700            10,000
 Repayments of long-term debt                       (115,000)
 Dividends paid                                       (4,000)           (4,500)

 Net cash provided by (used in)
  financing activities                                18,932           (54,118)
                                                 -----------         ---------

Net increase  in cash and
  cash equivalents                                        74             2,941

Cash and cash equivalents
 Beginning of period                                  24,180            26,446
                                                  ----------        ----------

 End of period                                    $   24,254        $   29,387
                                                  ==========        ==========

Supplemental disclosures of cash flow information
 Interest paid                                    $   29,885        $   30,540
 Intercompany payments in lieu of federal and
  state income taxes                                       4               103

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1   Basis of Presentation

The accompanying unaudited consolidated financial statements of Aristar, Inc. and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

Certain amounts in prior periods have been reclassified to conform to the current period's presentation. In addition, goodwill amortization expense for the three months ended March 31, 1998 has been decreased by $747 thousand from amounts previously reported in the Company's Quarterly Report on Form 10-Q for the three months ended March 31,1998 as the result of a reversal of excess amortization. This adjustment reflects the results of operations for this three month period in a manner which is consistent with the amounts reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The after-tax impact of this adjustment on net income is an increase of $447 thousand.

Note 2   Ownership

The company is an indirect, wholly owned subsidiary of Washington Mutual, Inc. ("Washington Mutual").

Note 3   Lines of Business

The Company is managed along two major lines of business: consumer finance and consumer banking. The financial performance of these business lines is measured by the Company's profitability reporting processes, which utilize various management accounting techniques to ensure that each business line's financial results reflect the underlying performance of that business.

In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS No. 131") was issued effective for fiscal years ending after December 15, 1998. This standard requires the Company to provide information on the performance of its reportable business segments, noted above, which are strategic lines of business managed by the Executive Committee under the direction of the Chief Executive Officer.

ARISTAR, INC. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)


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

Financial highlights by line of business were as follows:

(Dollars in thousands)                 Three Months Ended March 31,
                                    1999                           1998
                           ------------------------      ---------------------
                                 Consumer   Consumer     Consumer    Consumer
                                  Finance    Banking      Finance     Banking

Condensed income statement:
Net interest income after
 provision for loan losses       $ 48,839  $   3,949    $  45,061   $   3,846
Other operating income              6,514        141        6,297         192
Operating expenses                 32,932      1,715       32,341       1,619
                                ---------  ---------    ---------   ---------

Income before income
   taxes                           22,421      2,375       19,017       2,419
Income taxes                        8,759        911        7,575         925
                                ---------  ---------    ---------   ---------

Net income                      $  13,662  $   1,464    $  11,442   $   1,494
                                =========  =========    =========   =========

Other disclosures:
                                 March 31,                    December 31,
                                   1999                           1998
                           ----------------------       ----------------------
                            Consumer     Consumer       Consumer      Consumer
                             Finance      Banking        Finance       Banking

Total assets               $2,447,181   $ 341,375     $2,415,476     $ 329,234

The financial results of each segment are derived from the Company's general ledger system. Certain adjustments have been made to recorded general ledger accounts to appropriately reflect results of operations and financial position transfers among segments.

Item 2. MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999

Results of Operations

Net income for the three months ended March 31, 1999 of $15.1 million increased 16.9% from $12.9 million in the same quarter of 1998. This increase primarily reflects additional net interest income resulting from a $411.1 million increase in consumer finance receivables outstanding at March 31, 1999 as compared to March 31, 1998.

Consumer finance receivables consisted of the following:

                                      March 31,     December 31,     March 31,
(Dollars in thousands)                     1999           1998            1998
                                    -----------     ----------    ------------

Consumer finance receivables
  Real estate secured loans         $  1,347,612    $ 1,269,439   $  1,124,115
 Other installment loans               1,368,567      1,361,820      1,163,040
 Retail installment contracts            306,007        328,254        323,942
                                    ------------    -----------   ------------
 Gross consumer finance receivables    3,022,186      2,959,513      2,611,097

Less: Unearned finance charges and
        deferred loan fees             (396,776)      (385,117)      (321,167)
      Allowance for credit losses       (86,395)       (80,493)       (74,491)
                                     -----------     ----------    -----------

Consumer finance receivables, net   $  2,539,015    $ 2,493,903   $  2,215,439
                                    ============    ===========   ============


The Company's net interest income before provision for credit losses increased $11.5 million, or 17.2%, to $78.4 million for the three months ended March 31, 1999, compared to the same period of 1998. This increase reflects growth in average net consumer finance receivables to $2.6 billion, which is $275.2 million, or 11.9%, greater than the average balance for the same three month period in 1998. The primary cause of this growth is management's continued emphasis on an internal growth initiative throughout the branch network, which consists of both capitalizing on opportunities to increase lending to the existing customer base and attracting new customers through more focused direct mail marketing. As a result of these factors, total originations, excluding renewals, for the three month period ended March 31, 1999 totaled $375.3 million, which was an improvement of 12.6% compared to the same period in 1998.

The overall portfolio yield increased 29 basis points to 17.10% from 16.81% for the three months ended March 31, 1999 as compared to the same 1998 period. As a result, loan interest and fee income increased $13.5 million, or 13.9%, for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998. Due to a $9.5 million decrease in average investment securities, income from investment securities decreased $357 thousand, or 12.5%, for the three months ended March 31, 1999, as compared to the same 1998 period. As a result of the activity above, total interest income increased $13.1 million, or 13.1%, for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998.

     Management's Analysis of the Results of Operations for the Three Months Ended March 31, 1999 (Continued)

In order to finance the growth in receivables, average debt outstanding increased $226.0 million, or 11.5%, to $2.2 billion. As a result of this increase, offset partially by a decrease of 40 basis points in the weighted average interest rate paid on such debt, interest and debt expense increased $1.6 million, or 5.0%, for the three months ended March 31, 1999 as compared to the same 1998 period.

As a result of the Company's ability to increase yields on its receivables, while reducing the rate paid on its borrowings, the net interest spread for the three months ended March 31, 1999 has improved 64 basis points as compared to the same period in the prior year. The table below sets forth certain percentages relative to the spread between interest income received on the loan portfolio and interest expense:

                                          Three Months Ended
                                               March 31,

                                            1999        1998
                                         --------      -------
Ratio to Average Consumer Finance
 Receivables (excluding unearned finance
  charges and deferred loan fees):
   Interest and Fee Income                  17.10%       16.81%
   Interest and Debt Expense                 5.38         5.73
                                          -------      -------
Net Interest Spread                         11.72%       11.08%
                                         ========     ========


The provision for credit losses for the three months ended March 31, 1999 was 3.96% as an annualized percentage of average net consumer finance receivables for that period, as compared to 3.11% for the same 1998 period. See "Credit Quality".

Efficiency, defined as the ratio of non-interest operating expenses, excluding the amortization of goodwill, to total revenue, improved to 39.6% for the three months ended March 31, 1999 as compared to 44.9% for the same period of 1998. The improvement is primarily the result of increased revenues from consumer finance receivable growth, a heightened focus on productivity and a change in product mix to increase emphasis on higher margin products.

     Management's Analysis of the Results of Operations for the Three Months Ended March 31, 1999 (Continued)

Credit Quality

Net credit charge-offs for the three months ended March 31, 1999 were $19.7 million, or 3.04% as an annualized percentage of average consumer finance receivables (excluding unearned finance charges and deferred loan fees), as compared to $18.0 million, or 3.11% for the same 1998 period. At March 31, 1999, the allowance for credit losses as a percentage of consumer finance receivables (excluding unearned finance charges and deferred loan fees) at period end equaled 3.29% as compared to 3.25% at March 31, 1998. This slight increase reflects management's assessment of the expected losses inherent in the portfolio at March 31, 1999.

Activity in the Company's allowance for credit losses is as follows:


                                    March 31,      December 31,      March 31,
(Dollars in thousands)                  1999              1998            1998
                                    --------         ---------       ---------

Balance, beginning of period       $  80,493        $   74,323       $  74,323
Provision for credit losses           25,600            79,760          18,000
Amounts charged-off
  Real estate secured loans             (380)           (2,125)           (450)
  Other installment loans            (20,099)          (73,210)        (17,943)
  Retail installment contracts        (3,322)          (14,417)         (3,678)
                                    --------         ---------         -------
                                     (23,801)          (89,752)        (22,071)
Recoveries
     Real estate secured loans           146               521             177
     Other installment loans           3,149            12,593           3,123
     Retail installment contracts        808             2,774             742
                                    --------         ---------         -------
                                       4,103            15,888           4,042
                                    --------         ---------         -------
Net charge-offs                      (19,698)          (73,864)        (18,029)

Allowances on notes purchased and
   other adjustments                    -                  274             197
                                    --------         ---------         -------
Balance, end of period              $ 86,395         $  80,493        $ 74,491
                                    ========         =========         =======

Allowance as a percentage of:
  Consumer finance receivables
   (excluding unearned finance
    charges and deferred loan
    fees) at period end                 3.29%             3.13%           3.25%

  Current period annualized net
   charge-offs                         109.6%            109.0%          103.3%


The following table sets forth the ratio of receivables delinquent for 60 days or more, on a contractual basis, to gross consumer finance receivables outstanding:

                                    March 31,      December 31,      March 31,
                                         1999            1998             1998
                                  -----------      ----------     ------------
Real estate secured loans                 0.61%           0.64%           0.66%
Other installment loans                   3.95            4.14            4.31
Retail installment contracts              2.94            3.10            3.24
                                  ------------     -----------    ------------
                                          2.36%           2.53%           2.62%
                                  ============     ===========    ============

     Management's Analysis of the Results of Operations for the Three Months Ended March 31, 1999 (Continued)

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

Liquidity / Capital Management

The Company funds its operations through a variety of corporate borrowings which provide the flexibility needed to properly manage the liquidity risk inherent in consumer lending. The primary source of these borrowings is corporate debt securities issued by the Company. At March 31, 1999, eleven different senior debt issues totaling $1.5 billion were outstanding, with a weighted average cost of 6.55%. To meet the Company's short-term funding needs, daily trades of commercial paper are executed. At March 31, 1999, seventeen different commercial paper borrowings totaling $428.6 million were outstanding, with a weighted average cost of 5.03%. The Company's banking subsidiary raises funds through both customer deposits and borrowings with the Federal Home Loan Bank. At March 31, 1999, the banking subsidiary's outstanding debt totaled $271.9 million, with a weighted average cost of 5.38%. The Company also maintains a revolving credit agreement with twenty-four syndicate lenders which provides a credit line of up to $550 million primarily to support the commercial paper borrowings.

Long-term debt consisted of the following:

(Dollars in thousands)                 March 31,   December 31,    March 31,
                                             1999         1998          1998
                                      -----------  -----------   -----------

Senior Notes and Debentures           $ 1,398,161  $ 1,298,342   $ 1,248,314
Senior Subordinated Notes
  and Debentures                           99,963       99,925       199,809
Federal Home Loan Bank Notes               73,900       28,900        34,900
                                      -----------  -----------   -----------
                                      $ 1,572,024  $ 1,427,167   $ 1,483,023
                                      ===========  ===========   ===========

Customer deposits consisted of the following:

(Dollars in thousands)                  March 31,  December 31,    March 31,
                                             1999        1998          1998
                                      -----------  -----------   -----------

Money market accounts                  $   15,938  $    15,382   $    15,335
Savings accounts                            1,418        1,340         1,133
Certificates of deposit under $100,000    159,813      155,287       135,916
Certificates of deposit over $100,000      20,852       15,509        13,313
                                       ----------  -----------   -----------
                                       $  198,021  $   187,518   $   165,697

                                       ==========  ===========   ===========

     Management's Analysis of the Results of Operations for the Three Months Ended March 31, 1999 (Continued)

The Company manages its capital by establishing equity leverage targets based upon the ratio of debt (including customer deposits) to tangible equity. The debt to tangible equity ratio at March 31, 1999 of 5.75 to 1 has increased from
5.42 to 1 at March 31, 1998. The determination of the Company's dividend payments and resulting capital leverage will be managed in a manner consistent with the Company's desire to maintain strong and improving credit ratings.

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

(a) Project. The Company has divided its Year 2000 Project into the following general phases, consistent with guidance issued by the Federal Financial Institutions Examinations Council (the "FFIEC"): (i) inventory and assessment;
(ii) renovation, which includes repair or replacement; (iii) validation, which includes testing of Computer Systems and the Company's connections with other computer systems; (iv) due diligence on third party service providers; and (v) development of contingency plans. The Year 2000 Project is divided into four categories: mainframe systems, non-mainframe systems, third-party service providers, and facilities.

     Management's Analysis of the Results of Operations for the Three Months Ended March 31, 1999 (Continued)

The inventory and assessment phase is substantially complete, and each component that has been identified has been assigned a priority rating, corresponding to its significance. The rating has allowed the Company to direct its attention to those Computer Systems, third party service providers and facilities that it deems more critical to its ongoing business and the maintenance of good customer relationships.

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

PART II. OTHER INFORMATION

Item 5.  Other Information

The calculation of the Company's ratio of earnings to fixed charges as of the dates indicated is shown below:
                              For the Three Months
                                 Ended March 31,

(Dollars in thousands)                1999             1998
                                 ------------    --------------

Income before income taxes       $     24,796    $       21,436
                                 ------------    --------------

Fixed charges:
Interest and debt expense on
  all indebtedness                     34,804            33,160

Appropriate portion of
   rentals (33%)                          934               927
                                 ------------    --------------

Total fixed charges                    35,738            34,087
                                 ------------    --------------

Earnings available for
 fixed charges                   $     60,534    $       55,523
                                 ============    ==============

Ratio of earnings
 to fixed charges                        1.69              1.63
                                 ============    ==============

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

      (27)        Financial Data Schedule

Item 6.           Exhibits and Reports on Form 8-K
Cont.

      (1) Incorporated by reference to Registrant's Quarterly Report on Form 10-K for the year ended December 31, 1987, Commission file number 1-3521.
      (2) Incorporated by reference to Registrant's Current Report on Form 8-K dated May 29, 1991, Commission file number 1-3521.
      (3) Incorporated by reference to Registrant's Current Report on Form 8-K dated June 24, 1992, Commission file number 1-3521.
      (4) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, Commission file number 1-3521.
      (5) Incorporated by reference to Registrant's Current Report on Form 8-K dated October 6, 1997, Commission file number 1-3521.

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the period covered by this Report.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ARISTAR, INC.

Date:  May 12, 1999                       By:   /s/ H. Philip Goodeve
       -----------------------                -------------------------------
                                                H. Philip Goodeve
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Accounting Officer)