Form 10-Q
period 1999-06-30
ARISTAR INC
filed 1999-08-12
CIK 7214

1
                    UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 1999
                                              OR
( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
   ACT OF 1934
For the transition period from..............to .............................

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

                 Yes     X                        No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     As of July 31, 1999, there were 1,000 shares of Common Stock outstanding.

Registrant meets the conditions set forth in General  Instruction  (H)(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                         ARISTAR, INC. AND SUBSIDIARIES

                                    FORM 10-Q


                                      INDEX


Part I.  Financial Information:

    Item 1.  Financial Statements

      Consolidated Statements of Financial Condition -
        June 30, 1999 and December 31, 1998.................................3

      Consolidated Statements of Operations, Comprehensive Income
       and Retained Earnings -
        Three Months and Six Months Ended June 30, 1999 and 1998............4

      Consolidated Statements of Cash Flows -
        Three Months and Six Months Ended June 30, 1999 and 1998............5

      Notes to Consolidated Financial Statements........................6 - 7

    Item 2.  Management's Analysis of the
      Results of Operations for the Six Months
      Ended June 30, 1999............................................. 8 - 13

Part II. Other Information:

    Item 5. Other Information..............................................14

    Item 6.  Exhibits and Reports on Form 8-K.........................15 - 16


    SIGNATURE .............................................................17

Item 1.  Financial Statements

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Financial Condition


(Dollars in thousands, except par value and              June 30,          December 31,
     share information)                                      1999                  1998
                                                      (Unaudited)

ASSETS
Consumer finance receivables, net                  $    2,648,241       $     2,493,903
Investment securities                                     140,538               150,820
Cash and cash equivalents                                  41,467                24,180
Property, equipment and leasehold improvements,
  less accumulated  depreciation and amortization:
 1999, $24,969; 1998, $23,642                              14,264                12,411
Goodwill, less accumulated amortization:
  1999, $64,358; 1998, $62,453                             46,569                48,166
Other assets                                               18,292                15,230
                                                   --------------       ---------------

  TOTAL ASSETS                                     $    2,909,371       $     2,744,710
                                                   ==============       ===============



LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities
Short-term debt                                    $      201,193       $       560,823
Long-term debt                                          1,880,877             1,427,167
                                                   --------------       ---------------
    Total debt                                          2,082,070             1,987,990
Customer deposits                                         205,221               187,518
Accounts payable and other liabilities                    156,010               145,430
Federal and state income taxes                             22,456                 4,442
                                                   --------------       ---------------
    Total liabilities                                   2,465,757             2,325,380
                                                   --------------       ---------------

Stockholder's equity
Common stock: $1.00 par value;
 10,000 shares authorized; 1,000
 shares issued and outstanding                                  1                     1
Paid-in capital                                            48,960                48,960
Retained earnings                                         395,025               369,143
Accumulated other comprehensive income:
 Net unrealized holding (loss) gain on investment
 securities, net of tax                                      (372)                1,226
                                                   --------------       ---------------
    Total stockholder's equity                            443,614               419,330
                                                   --------------       ---------------

  TOTAL LIABILITIES AND
   STOCKHOLDER'S EQUITY                            $    2,909,371       $     2,744,710
                                                   ==============       ===============


See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Operations, Comprehensive Income and Retained Earnings
(Unaudited)


                                            For the Three Months          For the Six Months
                                               Ended June 30,               Ended June 30,

(Dollars in thousands)                            1999         1998          1999        1998
                                            ----------  -----------    ----------  ----------

Loan interest and fee income                $  112,679  $    97,683    $  223,373  $  194,895
Investment securities income                     2,609        2,967         5,107      5,822
                                            ----------  -----------    ----------  ----------
  Total interest income                        115,288      100,650       228,480     200,717

Interest and debt expense                       34,794       32,693        69,598      65,853
                                            ----------  -----------    ----------  ----------

Net interest income before
   provision for credit losses                  80,494       67,957       158,882     134,864

Provision for credit losses                     26,040       18,300        51,640      36,300
                                            ----------  -----------    ----------  ----------

Net interest income after provision
 for credit losses                              54,454       49,657       107,242      98,564
                                            ----------  -----------    ----------  ----------

Other income                                     6,868        5,777        13,523      12,266

Other expenses
  Personnel expense                             18,962       18,985        38,118      38,044
  Occupancy expense                              2,726        2,569         5,390       5,122
  Advertising expense                            2,356        1,430         4,704       2,875
  Goodwill amortization expense                    971          866         1,906       1,885
  Other operating expense                        8,021        9,042        17,565      18,926
                                            ----------  -----------    ----------  ----------
      Total other expenses                      33,036       32,892        67,683      66,852
                                            ----------  -----------    ----------  ----------

Income before income taxes                      28,286       22,542        53,082      43,978

Provision for federal and state income taxes    11,030         8,900       20,700      17,400
                                              --------     ---------     --------    --------


Net income                                      17,256       13,642        32,382      26,578

Net unrealized holding (losses) gains
   on securities arising during period,
   net of tax                                     (724)          55        (1,598)        353
                                            ----------  -----------    ----------  ----------

Comprehensive income                        $   16,532  $    13,697    $   30,784  $   26,931
                                            ==========  ===========    ==========  ==========

Retained earnings
  Beginning of period                       $  380,269  $   361,192    $  369,143  $  352,756
  Net income                                    17,256       13,642        32,382      26,578
  Dividends                                     (2,500)                    (6,500)     (4,500)
                                            ----------  -----------    ----------  ----------
  End of period                             $  395,025  $   374,834    $  395,025  $  374,834
                                            ==========  ===========    ==========  ==========

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)


                                                For the Three Months         For the Six Months
                                                   Ended June 30,              Ended June 30,

(Dollars in thousands)                              1999        1998           1999        1998
                                                --------   ---------      ---------   ---------

Cash flows from operating activities
Net income                                      $  17,256  $  13,642      $   32,382  $  26,578
Adjustments to reconcile net income to net cash
   provided by operating activities
    Provision for credit losses                    26,040     18,300          51,640     36,300
    Depreciation and amortization                   4,741      1,945           7,126      4,590
    Increase in accounts payable and
     other liabilities                              9,074      2,852          10,580      3,949
    Increase (decrease) in federal and state
     income taxes payable                           9,359    (22,348)         19,033     (9,900)
    (Increase) decrease in other assets              (666)     8,668          (3,062)       323
                                                 ---------  ---------       ---------   -------

Net cash provided by operating activities          65,804     23,059         117,699     61,840
                                                ---------  ---------       ---------  ---------

Cash flows from investing activities
 Investment securities purchased                  (4,138)    (36,533)       (13,625)    (49,838)
 Investment securities matured or sold             9,849      18,557         21,296      30,539
 Consumer finance receivables originated
   or purchased                                 (399,828)   (407,890)      (801,310)   (741,389)
 Consumer finance receivables repaid             263,005     361,575        593,075     714,954
 Net change in property, equipment and
   leasehold improvements                         (3,488)     (1,582)        (4,789)     (1,861)
                                                --------   ---------      ---------   ---------

 Net cash used in investing activities          (134,600)    (65,873)      (205,353)    (47,595)
                                                --------   ---------      ---------   ---------

Cash flows from financing activities
 Net change in customer deposits                   7,200       7,369         17,703       9,881
 Net change in short-term debt                  (227,359)     19,396       (359,630)    (42,734)
 Proceeds from issuance of long-term debt        408,668                    668,368      10,000
 Repayments of long-term debt                   (100,000)     (6,000)      (215,000)     (6,000)
 Dividends paid                                   (2,500)                    (6,500)     (4,500)
 Proceeds from affiliate transfer                              4,065                      4,065
                                                --------   ---------      ---------   ---------

 Net cash provided by (used in) financing
  activities                                      86,009      24,830        104,941     (29,288)
                                               ---------   ---------      ---------   ---------


Net increase (decrease) in cash and
  cash equivalents                                17,213     (17,984)        17,287     (15,043)

Cash and cash equivalents
 Beginning of period                              24,254      29,387         24,180      26,446
                                                --------   ---------      ---------   ---------

 End of period                                  $ 41,467   $  11,403      $  41,467   $  11,403
                                                ========   =========      =========   =========

Supplemental disclosures of cash flow information
 Interest paid                                  $ 36,320   $  34,033      $  66,205   $  64,573
 Federal and state income taxes paid            $  1,671   $  27,197      $   1,667   $  27,300



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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts in prior periods have been reclassified to conform to the current period's presentation

Note 2     Ownership

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

ARISTAR, INC. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The Company's lines of business are managed through its Executive Committee, which is the senior decision making group of the Company. The Executive Committee is comprised of eleven members including the President and Chief
Executive Officer and Executive Vice Presidents who manage key business and operational areas within the Company.

Both lines of business are managed by an executive team that is responsible for sales, marketing, sales support, operations and certain administrative functions. Back office support is provided to each line of business through executives responsible for lending administration, information systems, finance, legal and administration.

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

Financial highlights by line of business were as follows:



(Dollars in thousands)                  Three Months Ended June 30,
Six Months Ended June 30,
                                     1999                1998                1999                1998
                              -----------------   -----------------   -----------------   -----------------
                              Consumer  Consumer  Consumer  Consumer  Consumer  Consumer  Consumer  Consumer
                               Finance   Banking   Finance   Banking   Finance   Banking   Finance   Banking
Condensed income statement:
Net interest income after
 provision for credit losses  $50,104   $ 4,350   $45,936   $ 3,721     $98,943  $ 8,299   $ 90,997  $ 7,567
Other operating income          6,728       140     5,560       217      13,242      281     11,857      409
Operating expenses             31,263     1,773    31,249     1,643      64,195    3,488     63,590    3,262
                              -------   -------   -------   -------     -------  -------    -------  -------

Income before income
   taxes                       25,569     2,717    20,247     2,295      47,990    5,092     39,264    4,714
Income taxes                    9,993     1,037     8,022       878      18,752    1,948     15,597    1,803
                              -------   -------   -------   -------     -------  -------    -------  -------

Net income                    $15,576   $ 1,680   $12,225   $ 1,417     $29,238  $ 3,144    $23,667  $ 2,911
                              =======   =======   =======   =======     =======  =======    =======  =======

Other disclosures:


                      June 30, 1999                      December 31, 1998
              ------------------------------ -----------------------------------
                 Consumer          Consumer          Consumer          Consumer
                  Finance           Banking           Finance           Banking

Total assets   $2,542,887         $ 366,484        $2,415,476         $ 329,234


The financial results of each segment are derived from the Company's general ledger system. Certain adjustments have been made to recorded general ledger accounts to appropriately reflect results of operations and financial position transfers among segments.

Item 2.  MANAGEMENT'S  ANALYSIS OF THE  RESULTS OF  OPERATIONS
         FOR THE SIX MONTHS  ENDED JUNE 30, 1999

Results of Operations

Net income for the six months ended June 30, 1999 of $32.4 million increased 21.8% from $26.6 million in the same period of 1998. This increase primarily reflects additional net interest income resulting from a $510.2 million increase in consumer finance receivables outstanding at June 30, 1999 as compared to June 30, 1998.

Consumer finance receivables consisted of the following:

                                                June 30,       December 31,          June 30,
(Dollars in thousands)                              1999              1998               1998
                                            ------------       -----------      -------------

Consumer finance receivables:
  Real estate secured loans                 $   1,448,991      $  1,269,439     $   1,163,924
 Other installment loans                        1,402,685         1,361,820         1,169,784
 Retail installment contracts                     301,836           328,254           309,645
                                            -------------      ------------     -------------
 Gross consumer finance receivables             3,153,512         2,959,513         2,643,353

Less:  Unearned finance charges and
         deferred loan fees                      (411,529)         (385,117)         (324,326)
       Allowance for credit losses                (93,742)          (80,493)          (76,099)
                                            -------------      ------------     -------------

Consumer finance receivables, net           $   2,648,241      $  2,493,903     $   2,242,928
                                            =============      ============     =============


The Company's net interest income before provision for credit losses increased $24.0 million, or 17.8%, to $158.9 million for the six months ended June 30, 1999, compared to the same period of 1998. This increase reflects growth in average net consumer finance receivables to $2.6 billion, which is $333.6 million, or 14.5%, greater than the average balance for the same six month period in 1998. The primary cause of this growth is management's continued emphasis on an internal growth initiative throughout the branch network, which consists of both capitalizing on opportunities to increase lending to the existing customer base and attracting new customers through more focused direct mail marketing. As a result of these factors, total originations, excluding renewals, for the six month period ended June 30, 1999 totaled $775.1 million, which was an improvement of 4.5% compared to the same period in 1998.

The overall portfolio yield increased 3 basis points to 16.91% from 16.88% for the six months ended June 30, 1999 as compared to the same 1998 period. As a result, in conjunction with the growth in average receivables, loan interest and fee income increased $28.5 million, or 14.6%, for the six months ended June 30, 1999, as compared to the six months ended June 30, 1998. Due to an $8.2 million decrease in average investment securities, income from investment securities decreased $715 thousand, or 12.3%, for the six months ended June 30, 1999, as compared to the same 1998 period. As a result of the activity above, total interest income increased $27.8 million, or 13.8%, for the six months ended June 30, 1999, as compared to the six months ended June 30, 1998.

Management's Analysis of the Results of Operations for the Six Months Ended June 30, 1999
(Continued)

In order to finance the growth in receivables, average debt outstanding increased $261.8 million, or 13.4%, to $2.2 billion. As a result of this increase, offset partially by a decrease of 46 basis points in the weighted average interest rate paid on such debt, interest and debt expense increased $3.7 million, or 5.7%, for the six months ended June 30, 1999 as compared to the same 1998 period.

As a result of the Company's ability to increase yields on its receivables, while reducing the rate paid on its borrowings, the net interest spread for the six months ended June 30, 1999 has improved 46 basis points as compared to the same period in the prior year. The table below sets forth certain percentages relative to the spread between interest income received on the loan portfolio and interest expense:



                                                 Three Months Ended      Six Months Ended
                                                      June 30,               June 30,

                                                  1999         1998          1999        1998
                                             ---------    ---------     ---------    --------
Ratio to Average Consumer Finance
 Receivables (excluding unearned finance
  charges and deferred loan fees):
   Interest and Fee Income                        16.82%       16.99%       16.91%       16.88%
   Interest and Debt Expense                      5.19         5.69          5.27        5.70
                                             ---------    ---------     ---------    --------
Net Interest Spread                               11.63%       11.30%       11.64%       11.18%
                                             ==========   ==========    =========    =========


The provision for credit losses for the six months ended June 30, 1999 was 3.91% as an annualized percentage of average net consumer finance receivables for that period, as compared to 3.14% for the same 1998 period. See "Credit Quality".

Efficiency, defined as the ratio of non-interest operating expenses, excluding the amortization of goodwill, to total revenue, improved to 38.2% for the six months ended June 30, 1999 as compared to 44.2% for the same period of 1998. The improvement is primarily the result of increased revenues from consumer finance receivable growth, a heightened focus on productivity and a change in product mix to increase emphasis on higher margin products.

Management's Analysis of the Results of Operations for the Six Months Ended June 30, 1999
(Continued)

Credit Quality

Net  credit  charge-offs  for the six  months  ended  June 30,  1999 were  $38.4 million, or 2.91% as an annualized percentage of average consumer finance receivables (excluding unearned finance charges and deferred loan fees), as compared to $35.1 million, or 3.04% for the same 1998 period. At June 30, 1999, the allowance for credit losses as a percentage of consumer finance receivables (excluding unearned finance charges and deferred loan fees) at period end equaled 3.4% as compared to 3.3% at June 30, 1998. This slight increase reflects management's assessment of the expected losses inherent in the portfolio at June 30, 1999.

Activity in the Company's allowance for credit losses is as follows:


                                             June 30,   December 31,     June 30,
(Dollars in thousands)                           1999            1998        1998
                                            ---------   -------------   ---------

Balance, beginning of period                $  80,493   $      74,323   $  74,323
Provision for credit losses                    51,640          79,760      36,300
Amounts charged-off:
  Real estate secured loans                      (958)         (2,125)       (714)
  Other installment loans                     (39,356)        (73,210)    (35,617)
  Retail installment contracts                 (6,311)        (14,417)     (7,328)
                                            ---------   -------------   ---------
                                              (46,625)        (89,752)    (43,659)
Recoveries:
     Real estate secured loans                    245             521         320
     Other installment loans                    6,400          12,593       6,691
     Retail installment contracts               1,589           2,774       1,521
                                            ---------   -------------   ---------
                                                8,234          15,888       8,532
                                            ---------   -------------   ---------
Net charge-offs                               (38,391)        (73,864)    (35,127)

Allowances on notes purchased and
   other adjustments                            -                 274         603
                                            ---------   -------------   ---------
Balance, end of period                      $  93,742   $      80,493   $  76,099
                                            =========   =============   =========


The following table sets forth the ratio of receivables delinquent for 60 days or more, on a contractual basis, to gross consumer finance receivables outstanding:


                                              June 30,       December 31,            June 30,
                                                  1999               1998                1998
                                         -------------       ------------       -------------
Real estate secured loans                         0.63%              0.64%               0.76%
Other installment loans                           3.96               4.14                4.58
Retail installment contracts                      2.94               3.10                3.34
                                         -------------       ------------       -------------
                                                  2.34%              2.53%               2.68%
                                        ==============      =============      ==============

Management's Analysis of the Results of Operations for the Six Months Ended June 30, 1999
(Continued)

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

Liquidity / Capital Management

The Company funds its operations through a variety of corporate borrowings which provide the flexibility needed to properly manage the liquidity risk inherent in consumer lending. The primary source of these borrowings is corporate debt securities issued by the Company. At June 30, 1999, twelve different senior debt issues totaling $1.8 billion were outstanding, with a weighted average cost of 6.59%. To meet the Company's short-term funding needs, daily trades of commercial paper are executed. At June 30, 1999, twelve different commercial paper borrowings totaling $201.2 million were outstanding, with a weighted average cost of 5.16%. The Company's banking subsidiary raises funds through both customer deposits and borrowings with the Federal Home Loan Bank. At June 30, 1999, the banking subsidiary's outstanding debt totaled $289.6 million, with a weighted average cost of 5.30%. The Company also maintains a revolving credit agreement with twenty-four syndicate lenders which provides a credit line of up to $550 million primarily to support the commercial paper borrowings.

Long-term debt consisted of the following:

(Dollars in thousands)                             June 30,   December 31,         June 30,
                                                       1999           1998             1998
                                             --------------   ------------    -------------

Senior Notes and Debentures                  $    1,696,477   $  1,298,342    $   1,248,430
Senior Subordinated Notes
  and Debentures                                    100,000         99,925          199,852
Federal Home Loan Bank Notes                         84,400         28,900           28,900
                                             --------------   ------------    -------------
                                             $    1,880,877   $  1,427,167    $   1,477,182
                                             ==============   ============    =============

Customer deposits consisted of the following:

(Dollars in thousands)                             June 30,   December 31,         June 30,
                                                       1999          1998             1998
                                             --------------   ------------    -------------

Money market accounts                        $       15,065   $     15,382    $      14,651
Savings accounts                                      1,356          1,340            1,033
Certificates of deposit under $100,000              166,127        155,287          142,370
Certificates of deposit over $100,000                22,673         15,509           15,012
                                             --------------   ------------    -------------
                                             $      205,221   $    187,518    $     173,066
                                             ==============   ============    =============

Management's Analysis of the Results of Operations for the Six Months Ended June 30, 1999
(Continued)

The Company manages its capital by establishing equity leverage targets based upon the ratio of debt (including customer deposits) to tangible equity. The debt to tangible equity ratio at June 30, 1999 of 5.76 to 1 has increased from
5.21 to 1 at June 30, 1998. The determination of the Company's dividend payments and resulting capital leverage will be managed in a manner consistent with the Company's desire to maintain strong and improving credit ratings.

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

Management's Analysis of the Results of Operations for the Six Months Ended June 30, 1999
(Continued)

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

PART II.   OTHER INFORMATION

Item 5.    Other Information

The calculation of the Company's ratio of earnings to fixed charges as of the dates indicated is shown below:
                                                 For the Six Months
                                                   Ended June 30,

(Dollars in thousands)                        1999                1998
                                        --------------     ----------------

Income before income taxes              $       53,082     $         43,978
                                        --------------     ----------------

Fixed charges:
Interest and debt expense on
  all indebtedness                              69,598               65,853

Appropriate portion of
   rentals (33%)                                 1,893                1,303
                                        --------------     ----------------

Total fixed charges                             71,491               67,156
                                        --------------     ----------------

Earnings available for
 fixed charges                          $      124,573     $        111,134
                                        ==============     ================

Ratio of earnings
 to fixed charges                                 1.74                 1.65
                                        ==============     ================

Item 6.        Exhibits and Reports on Form 8-K

(a)     Exhibits

        (3)    (a)    Certificate of Incorporation of Aristar, Inc. as presently in effect. (1)
               (b)    By Laws of Aristar, Inc. as presently in effect. (1)

        (4)    (a)    Indenture dated as of July 1, 1992 between Aristar, Inc.
                      and the Chase Manhattan Bank, N.A., as trustee. (2)
               (b)    Indenture dated as of July 1, 1992 between Aristar, Inc.
                      and Citibank, N.A., as trustee. (2)
               (c)    Indenture dated as of July 1, 1995 between Aristar, Inc.
                      and the Bank of New York, as trustee. (3)
               (d)    Indenture dated as of October 1, 1997 between Aristar,
                      Inc. and First Union National Bank, as trustee. (4)
               (e)    Indenture dated as of June 23, 1999 between Aristar, Inc.
                      and Harris Trust and Savings Bank, as trustee. (5)
               (f)    The registrant hereby agrees to furnish the Securities and
                      Exchange Commission upon request with copies of all instruments defining rights of holders of long-term debt of Aristar, Inc. and its consolidated subsidiaries.

        (27)          Financial Data Schedule

Item 6.        Exhibits and Reports on Form 8-K
Cont.

        (1) Incorporated by reference to Registrant's Quarterly Report on Form 10-K for the year ended December 31, 1987, Commission file number 1-3521.
        (2) Incorporated by reference to Registrant's Current Report on Form 8-K dated June 24, 1992, Commission file number 1-3521.
        (3) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, Commission file number 1-3521.
        (4)    Incorporated by reference to Registrant's  Current Report on Form
               8-K dated October 6, 1997, Commission file number 1-3521.
        (5)    Incorporated by reference to the  Registration  Statement on Form
               S-3, Registration number 333-80147.

(b)     Reports on Form 8-K

        On May 10, 1999, the company filed a Current Report on Form 8-K, dated May 5, 1999, disclosing, under item (7) thereof, a presentation made by management of the registrant at an investor conference on May 5, 1999, of registrant's business strategy.

        On May 18, 1999, the company filed a Current Report on Form 8-K, dated May 17, 1999, disclosing, under item (7) thereof, the terms of the issuance of $150,000,000 aggregate principal amount of its 6.0% Senior notes maturing May 15, 2002.

        On June 28, 1999, the company filed a Current Report on Form 8-K, dated June 23, 1999, disclosing, under item (7) thereof, the terms of the issuance of $250,000,000 aggregate principal amount of its 7.25% Senior notes maturing June 15, 2006.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ARISTAR, INC.

Date:           August 12, 1999               By:      /s/ H. Philip Goodeve
       -----------------------------              -----------------------------
                                              H. Philip Goodeve
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Accounting Officer)