Form 10-Q
period 1999-09-30
ARISTAR INC
filed 1999-11-15
CIK 7214

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended SEPTEMBER 30, 1999
                                                         OR
(   )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from......................to ......................

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

                     Yes     X      No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 31, 1999, there were 1,000 shares of Common Stock outstanding.

Registrant meets the conditions set forth in General  Instruction  (H)(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                         ARISTAR, INC. AND SUBSIDIARIES

                                    FORM 10-Q


                                      INDEX


Part I.    Financial Information:

     Item 1.  Financial Statements

       Consolidated Statements of Financial Condition -
         September 30, 1999 and December 31, 1998..............................3

       Consolidated Statements of Operations, Comprehensive Income
        and Retained Earnings -
         Three Months and Nine Months Ended September 30, 1999 and 1998........4

       Consolidated Statements of Cash Flows -
         Three Months and Nine Months Ended September 30, 1999 and 1998........5

       Notes to Consolidated Financial Statements..........................6 - 7

     Item 2.  Management's Discussion and Analysis of the Results
       of Operations and Financial Condition for the Nine Months
       Ended September 30, 1999.......................................... 8 - 14

Part II. Other Information:

     Item 6.  Exhibits and Reports on Form 8-K................................15


     SIGNATURE ...............................................................16

Item 1.    Financial Statements

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Financial Condition
(Unaudited)

                                                                   September 30,              December 31,
                                                                            1999                      1998
                                                              ------------------        ------------------
                                                                       (Dollars in thousands)

ASSETS
Consumer finance receivables, net                             $        2,792,908        $        2,493,903
Investment securities                                                    147,107                   150,820
Cash and cash equivalents                                                 36,533                    24,180
Property,  equipment and leasehold improvements,  less accumulated  depreciation and amortization:
  1999, $25,497; 1998, $23,642                                            16,719                    12,411
Goodwill, less accumulated amortization:
  1999, $65,328; 1998, $62,453                                            45,599                    48,166
Other assets                                                              22,859                    15,230
                                                              ------------------        ------------------

   TOTAL ASSETS                                               $        3,061,725        $        2,744,710
                                                              ==================        ==================



LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities
Short-term debt                                               $          146,447        $          560,823
Long-term debt                                                         2,069,497                 1,427,167
                                                              ------------------        ------------------
     Total debt                                                        2,215,944                 1,987,990
Customer deposits                                                        197,940                   187,518
Accounts payable and other liabilities                                   156,098                   145,430
Federal and state income taxes payable                                    33,136                     4,442
                                                              ------------------        ------------------
     Total liabilities                                                 2,603,118                 2,325,380
                                                              ------------------        ------------------

Stockholder's equity
Common stock: $1.00 par value;
  10,000 shares authorized; 1,000
  shares issued and outstanding                                                1                         1
Paid-in capital                                                           48,960                    48,960
Retained earnings                                                        410,921                   369,143
Accumulated other comprehensive income:
Net unrealized holding (loss) gain on investment
  securities, net of tax                                                  (1,275)                    1,226
                                                              ------------------        ------------------
     Total stockholder's equity                                          458,607                   419,330
                                                              ------------------        ------------------

   TOTAL LIABILITIES AND
    STOCKHOLDER'S EQUITY                                      $        3,061,725        $        2,744,710
                                                              ==================        ==================


See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Operations, Comprehensive Income and Retained Earnings
(Unaudited)

                                                           For the Three Months             For the Nine Months
                                                            Ended September 30,             Ended September 30,
                                                                       (Dollars in thousands)

                                                              1999            1998             1999           1998
                                                     -------------   -------------    -------------  -------------

Loan interest and fee income                         $     117,068   $     102,320    $     340,441  $     297,215
Investment securities income                                 2,614           3,059            7,721         8,881
                                                     -------------   -------------    -------------  -------------
  Total interest income                                    119,682         105,379          348,162        306,096

Interest and debt expense                                   38,253          33,588          107,851         99,441
                                                     -------------   -------------    -------------  -------------

Net interest income before
   provision for credit losses                              81,429          71,791          240,311        206,655

Provision for credit losses                                 25,100          21,800           76,740         58,100
                                                     -------------   -------------    -------------  -------------

Net interest income after provision
 for credit losses                                          56,329          49,991          163,571        148,555
                                                     -------------   -------------    -------------  -------------

Other income                                                 7,415           7,844           20,938         20,110

Other expenses
  Personnel expense                                         18,987          18,750           57,105         56,794
  Occupancy expense                                          2,839           2,684            8,229          7,806
  Advertising expense                                        2,350           1,707            7,054          4,582
  Goodwill amortization expense                                970             866            2,876          2,751
  Other operating expense                                    8,442           9,315           26,007         28,241
                                                     -------------   -------------    -------------  -------------
      Total other expenses                                  33,588          33,322          101,271        100,174
                                                     -------------   -------------    -------------  -------------

Income before income taxes                                  30,156          24,513           83,238         68,491

Provision for federal and state income taxes                11,760           9,700           32,460         27,100
                                                     -------------   -------------    -------------  -------------

Net income                                                  18,396          14,813           50,778         41,391

Net unrealized holding (losses) gains
   on securities arising during period,
   net of tax                                                 (903)            255           (2,501)           608
                                                     -------------   -------------    -------------  -------------

Comprehensive income                                 $      17,493   $      15,068    $      48,277  $      41,999
                                                     =============   =============    =============  =============

Retained earnings
  Beginning of period                                $     395,025   $     374,834    $     369,143  $     352,756
  Net income                                                18,396          14,813           50,778         41,391
  Dividends                                                 (2,500)         (7,000)          (9,000)       (11,500)
                                                     -------------   -------------    -------------  -------------
  End of period                                      $     410,921   $     382,647    $     410,921  $     382,647
                                                     =============   =============    =============  =============

See Notes to Consolidated Financial Statements.

ARISTAR, INC. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                                        For the Three Months             For the Nine Months
                                                         Ended September 30,             Ended September 30,
                                                                       (Dollars in thousands)

                                                          1999           1998              1999           1998
                                                    ----------    -----------       -----------    -----------

Cash flows from operating activities
Net income                                          $    18,396   $    14,813       $     50,778   $    41,391
Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for credit losses                          25,100        21,800             76,740        58,100
    Depreciation and amortization                         3,278         2,319              8,547         6,909
    Increase in accounts payable and other liabilities       88        12,652             10,668        16,601
    Increase (decrease) in federal and state
     income taxes payable                                11,105         7,683             30,138        (2,217)
    Increase in other assets                             (4,567)       (1,159)            (7,629)         (836)
                                                    -----------   -------------          --------    ---------

Net cash provided by operating activities                53,400        58,108            169,242       119,948
                                                    -----------   -----------        -----------   -----------

Cash flows from investing activities
 Net change in investment securities                     (7,916)       31,450               (245)       12,151
 Net change in consumer finance receivables            (171,146)     (133,120)          (379,381)     (159,555)
 Net change in property, equipment and
   leasehold improvements                                (3,109)       (1,153)            (6,041)       (3,014)
                                                    -----------   -----------       ------------   -----------

 Net cash used in investing activities                 (182,171)     (102,823)          (385,667)     (150,148)
                                                    -----------   -----------       ------------   -----------

Cash flows from financing activities
 Net change in customer deposits                         (7,281)        3,449             10,422        13,330
 Net change in short-term debt                          (54,746)      100,136           (414,376)       57,402
 Net change in long-term debt                           188,364       (50,343)           641,732       (46,343)
 Dividends paid                                          (2,500)       (7,000)            (9,000)      (11,500)
 Proceeds from affiliate transfer                                                                        4,065
                                                    -----------   -----------       ------------   -----------

 Net cash provided by financing activities              123,837        46,242            228,778        16,954
                                                    -----------   -----------       ------------   -----------

Net (decrease) increase in cash and
  cash equivalents                                       (4,934)        1,527             12,353       (13,516)

Cash and cash equivalents
 Beginning of period                                     41,467        11,403             24,180        26,446
                                                    -----------   -----------       ------------   -----------

 End of period                                      $    36,533   $    12,930       $     36,533   $    12,930
                                                    ===========   ===========       ============   ===========

Supplemental disclosures of cash flow information
 Interest paid                                      $    30,053   $    31,998       $     96,258   $    96,571
 Federal and state income taxes paid,
   net of refunds                                   $        (6)  $     2,017       $      1,661   $    29,317

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

In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS No. 131") was issued effective for fiscal years ending after December 15, 1998. This standard requires the Company to provide information on the performance of its reportable lines of business, noted above, which are strategic lines of business managed by the Executive Committee under the direction of the Chief Executive Officer.

ARISTAR, INC. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)


The Company's lines of business are managed through its Executive Committee, which is the senior decision making group of the Company. The Executive Committee is comprised of eleven members including the President and Chief Executive Officer and Senior Vice Presidents who manage key business and operational areas within the Company.

Both lines of business are managed by an executive team that is responsible for sales, marketing, sales support, operations and certain administrative functions. Back office support is provided to each line of business through executives responsible for lending administration, information systems, finance, legal and administration.

Financial highlights by line of business were as follows:

(Dollars in thousands)           Three Months Ended September 30,             Nine Months Ended September 30,
                                    1999                  1998                  1999                  1998
                            Consumer  ConsumerConsumerConsumerConsumer ConsumerConsumerConsumer
                             Finance    Banking    Finance    Banking    Finance   Banking    Finance      Banking
Condensed income statement:
Net interest income after
provision for credit losses$  51,932  $   4,397  $  46,291  $   3,700  $ 150,875  $  12,696  $137,288   $   11,267
Other income                   7,316         99      7,667        177     20,558        380    19,524          586
Other expenses                31,616      1,972     31,617      1,705     95,811      5,460    95,207        4,967
                           ---------  ---------  ---------  ---------  ---------  ---------  --------   ----------

Income before income
   taxes                      27,632      2,524     22,341      2,172     75,622      7,616    61,605        6,886
Income taxes                  10,795        965      8,869        831     29,547      2,913    24,466        2,634
                           ---------  ---------  ---------  ---------  ---------  ---------  --------   ----------

Net income                 $  16,837  $   1,559  $  13,472  $   1,341  $  46,075  $   4,703  $ 37,139   $    4,252
                           =========  =========  =========  =========  =========  =========  ========   ==========

Other disclosures:

                          September 30, 1999                            December 31, 1998
              ------------------------------------------- -------------------------------------------
                      Consumer              Consumer              Consumer               Consumer
                       Finance               Banking               Finance                Banking

Total assets      $  2,672,867           $   388,858          $  2,415,476           $    329,234


The financial results of each segment are derived from the Company's general ledger system. Certain adjustments have been made to recorded general ledger accounts to appropriately reflect results of operations and financial position transfers among segments.

Note 4        Subsequent Event

On October 29, 1999, the Company acquired substantially all of the assets of Peoples Security Finance Company, Inc., a subsidiary of CNB Bancshares, Inc., for a purchase price of approximately $57 million. As a result, the Company added twenty-one new branches in Kentucky and Tennessee with net consumer finance receivables of approximately $45 million. The addition of these branches represents an opportunity to gain market share in geographical areas in which the Company had little presence, as well as strengthen its share of other markets.

Item 2. Management's Discussion and Analysis of the Results of Operations and Financial Condition for the Nine Months Ended September 30, 1999


Results of Operations

Net income for the nine months ended September 30, 1999 of $50.8 million increased 22.7% from $41.4 million in the same period of 1998. This increase primarily reflects additional net interest income resulting from a $458.8 million increase in consumer finance receivables (excluding unearned finance charges and deferred loan fees) outstanding at September 30, 1999 as compared to September 30, 1998.

Consumer finance receivables consisted of the following:

                                            September 30,         December 31,           September 30,
(Dollars in thousands)                               1999                 1998                    1998
                                         ----------------       --------------       -----------------

Consumer finance receivables:
  Real estate secured loans              $       1,555,000      $      1,269,439     $       1,232,564
  Other installment loans                        1,453,714             1,361,820             1,244,810
  Retail installment contracts                     317,973               328,254               311,491
                                         -----------------      ----------------     -----------------
  Gross consumer finance receivables             3,326,687             2,959,513             2,788,865

Less:   Unearned finance charges and
          deferred loan fees                      (434,737)             (385,117)             (355,682)
        Allowance for credit losses                (99,042)              (80,493)              (79,742)
                                         -----------------      ----------------     -----------------

Consumer finance receivables, net        $       2,792,908      $      2,493,903     $       2,353,441
                                         =================      ================     =================


The Company's net interest income before provision for credit losses increased $33.7 million, or 16.3%, to $240.3 million for the nine months ended September 30, 1999, compared to the same period of 1998. This increase mainly reflects growth in average net consumer finance receivables to $2.7 billion, which is $365.3 million, or 15.6%, greater than the average balance for the same nine-month period in 1998. Management believes that the primary cause of this growth is management's continued emphasis on an internal growth initiative throughout the branch network, which consists of both taking advantage of opportunities to increase lending to the existing customer base and attracting new customers through more focused direct mail marketing. As a result of these factors, total originations for the nine-month period ended September 30, 1999, was $1.7 billion, which is an improvement of 17.3% compared to the same period in 1998.

The overall portfolio yield decreased 16 basis points to 16.80% from 16.96% for the nine months ended September 30, 1999 compared to the same 1998 period, primarily due to a continued shift in mix towards lower-yielding real estate secured loans while maintaining a fairly constant rate structure amongst the various products offered. As a result of the aforementioned growth in average receivables, offset partly by the compression in yield discussed above, loan interest and fee income increased $43.2 million, or 14.5%, to $340.4 million for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998.

As compared to the same period in the prior year, the yield on investment securities decreased 100 basis points for the nine months ended September 30, 1999 due to a higher proportion of

Management's Discussion and Analysis of the Results of Operations and Financial Condition for the Nine Months Ended September 30, 1999 (Continued)


investments in liquid assets during the first six months of 1999. This decrease in yield, offset partly by a $3.5 million increase in average investment securities, resulted in a decrease in income from investment securities of $1.2 million, or 13.1%, to $7.7 million for the nine months ended September 30, 1999, as compared to the same 1998 period.

As a result of the activity described above, total interest income increased $42.1 million, or 13.7%, to $348.2 million for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998.

In order to finance the growth in receivables, average debt outstanding increased $279.9 million, or 14.1%, to $2.3 billion. As a result of this increase, offset partially by a decrease of 33 basis points in the weighted average interest rate paid on such debt, interest and debt expense increased $8.4 million, or 8.5%, to $107.8 million for the nine months ended September 30, 1999 as compared to the same 1998 period. The reduction of 33 basis points is due to the issuance of long-term senior notes at more favorable rates than those paid on notes that matured during the year.

The net interest spread for the nine months ended September 30, 1999 has improved 20 basis points as compared to the same period in the prior year as the Company's cost of debt decreased more than the reduction in yield earned on receivables. The table below sets forth certain percentages relative to the spread between interest income received on the loan portfolio and interest expense:

                                                    Three Months Ended           Nine Months Ended
                                                       September 30,              September 30,

                                                    1999            1998             1999           1998
                                             -----------     -----------      -----------     ----------
Ratio to Average Consumer Finance
 Receivables (excluding unearned finance
  charges and deferred loan fees):
   Interest and Fee Income                         16.64%         17.20%          16.80%          16.96%
   Interest and Debt Expense                        5.44           5.65            5.32            5.68
                                             -----------     -----------      ----------      ----------
Net Interest Spread                                11.20%         11.55%          11.48%          11.28%
                                             ===========    ===========      ==========     ===========


The provision for credit losses for the nine months ended September 30, 1999 was 3.79% as an annualized percentage of average net consumer finance receivables for that period, as compared to 3.32% for the same 1998 period. See "Credit Quality".

Efficiency, defined as the ratio of non-interest operating expenses, excluding the amortization of goodwill, to total revenue (net interest income before provision for credit losses plus other income), improved to 37.7% for the nine months ended September 30, 1999 as compared to 43.0% for the same period of 1998. The improvement is primarily the result of increased revenues from consumer finance receivable growth, a heightened focus on productivity and a change in product mix toward loans which require lower servicing costs in proportion to their related interest income.

Management's Discussion and Analysis of the Results of Operations and Financial Condition for the Nine Months Ended September 30, 1999 (Continued)

Credit Quality

The Company analyzes several important elements in determining the level of the provision for credit losses in any given period, such as current and anticipated economic conditions, nonperforming asset trends, historical credit loss experience, and plans for problem loan administration and resolution. These elements are also captured in a migration analysis performed on the loan portfolio on a quarterly basis and used in determining the provision for credit losses.

The following table sets forth the ratio of receivables delinquent for 60 days or more, on a contractual basis, to gross consumer finance receivables outstanding:

                                     September 30,           December 31,            September 30,
                                              1999                   1998                     1998
                                  ----------------        ---------------        -----------------
Real estate secured loans                     0.58%                  0.64%                    0.70%
Other installment loans                       4.14                   4.14                     4.50
Retail installment contracts                  2.75                   3.10                     3.55
                                  ----------------        ---------------        -----------------
                                              2.35%                  2.53%                    2.72%
                                  ================        ===============        =================

During the nine months ended September 30, 1999, net chargeoffs were $58.2 million, or 2.87% as an annualized percentage of average consumer finance receivables (excluding unearned finance charges and deferred loan fees) as compared to $53.0 million, or 3.02% for the same period in 1998. The Company's analysis of historical trends, growth in the loan portfolio and other factors considered in the quarterly determinations of the adequacy of the allowance for credit losses, resulted in a higher provision for credit losses than the same period in the prior year. The provision for credit losses increased to $76.7 million for the nine months ended September 30, 1999, from $58.1 million for the same period a year ago.

At September 30, 1999, the allowance for credit losses as a percentage of consumer finance receivables (excluding unearned finance charges and deferred loan fees) at period end equaled 3.4% as compared to 3.3% at September 30, 1998. This slight increase reflects management's assessment of the expected losses inherent in the portfolio at September 30, 1999. However, no assurance can be given that the Company will not, in any particular period, sustain credit losses that are sizable in relation to the amount reserved, or that subsequent evaluation of the loan portfolio, in light of the factors then prevailing, including economic conditions and the Company's ongoing examination process, will not require significant adjustments in the allowance for credit losses.

Management's Discussion and Analysis of the Results of Operations and Financial Condition for the Nine Months Ended September 30, 1999 (Continued)


Activity in the Company's allowance for credit losses is as follows:


                                            September 30,           December 31,            September 30,
(Dollars in thousands)                              1999                   1998                     1998
                                        ----------------        ---------------        -----------------

Balance, beginning of period            $         80,493        $        74,323        $          74,323
Provision for credit losses                       76,740                 79,760                   58,100
Amounts charged-off:
   Real estate secured loans                      (1,331)                (2,125)                  (1,028)
   Other installment loans                       (59,532)               (73,210)                 (53,657)
   Retail installment contracts                   (9,389)               (14,417)                 (10,554)
                                        ----------------        ---------------        -----------------
                                                 (70,252)               (89,752)                 (65,239)
Recoveries:
     Real estate secured loans                       307                    521                      450
     Other installment loans                       9,440                 12,593                    9,656
     Retail installment contracts                  2,314                  2,774                    2,178
                                        ----------------        ---------------        -----------------
                                                  12,061                 15,888                   12,284
                                        ----------------        ---------------        -----------------
Net charge-offs                                  (58,191)               (73,864)                 (52,955)

Allowances on notes purchased and
   other adjustments                                  -                     274                      274
                                        ----------------        ---------------        -----------------
Balance, end of period                  $         99,042        $        80,493        $          79,742
                                        ================        ===============        =================


Asset / Liability Management

The Company's philosophy is to maintain an approximate match of the interest rate sensitivity between its interest-bearing assets and liabilities. The Company's consumer finance receivables are primarily fixed rate and have initial terms between 3 months and 30 years. However, loans are generally paid off or refinanced prior to their stated maturity. Therefore, the Company's asset/liability management requires a degree of analysis and estimation. The Company funds its interest-bearing assets through both internally generated equity and external debt financing. Corporate debt is balanced between short-term and long-term borrowings, which allows the Company to meet its objective of properly managing the interest rate risk inherent in the balance sheet.

Liquidity / Capital Management

The Company funds its operations through a variety of corporate borrowings which provide the flexibility needed to properly manage the liquidity risk inherent in consumer lending. The primary source of these borrowings is corporate debt securities issued by the Company. At September 30, 1999, twelve different senior debt issues totaling $2 billion were outstanding, with a weighted average coupon of 6.66%. To meet the Company's short-term funding needs, daily trades of commercial paper are executed. At September 30, 1999, eleven different commercial paper borrowings totaling $104.5 million were outstanding, with a weighted average cost of 6.23%. The Company's banking subsidiary raises funds through both customer deposits and borrowings with the Federal Home Loan Bank. At September 30, 1999, the banking subsidiary's

Management's Discussion and Analysis of the Results of Operations and Financial Condition for the Nine Months Ended September 30, 1999 (Continued)


outstanding debt and customer deposits totaled $313.8 million, with a weighted average cost of 5.49%. The Company also maintains a revolving credit agreement with twenty-one syndicate lenders which provides a credit line of up to $1.2 billion primarily to support the commercial paper borrowings.

Long-term debt consisted of the following:

(Dollars in thousands)                 September 30,      December 31,        September 30,
                                                1999              1998                 1998
                                   -----------------   ---------------     ----------------

Senior Notes and Debentures        $       1,995,597   $     1,298,342     $      1,298,207
Senior Subordinated Notes
   and Debentures                                  -            99,925               99,891
Federal Home Loan Bank Notes                  73,900            28,900               28,900
                                   -----------------   ---------------     ----------------
                                   $       2,069,497   $     1,427,167     $      1,426,998

                                   =================   ===============     ================


Customer deposits consisted of the following:

(Dollars in thousands)                            September 30,      December 31,        September 30,
                                                           1999             1998                 1998
                                              -----------------   ---------------     ----------------

Money market accounts                         $          14,278   $        15,382     $         15,084
Savings accounts                                          1,348             1,340                1,488
Certificates of deposit under $100,000                  159,738           155,287              144,363
Certificates of deposit over $100,000                    22,576            15,509               15,580
                                              -----------------   ---------------     ----------------
                                              $         197,940   $       187,518     $        176,515
                                              =================   ===============     ================

The Company manages its capital by establishing equity leverage targets based upon the ratio of debt (including customer deposits) to tangible equity. The debt to tangible equity ratio at September 30, 1999 of 5.84 to 1 has increased from 5.23 to 1 at September 30, 1998. The determination of the Company's dividend payments and resulting capital leverage will be managed in a manner consistent with the Company's desire to maintain strong and improving credit ratings.

Year 2000

This section contains forward-looking statements that have been prepared on the basis of management's best judgments and currently available information and constitutes a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Readiness Disclosure Act of 1998. These forward-looking statements are inherently subject to significant business, third-party and regulatory uncertainties and contingencies, many of which are beyond the Company's control. In addition, these forward-looking statements are based on current assessments and remediation plans, which are based on certain representations of third party service providers and are subject to change. Accordingly, there can be no assurance that the Company's results of operations will not be adversely affected by difficulties or delays in the Company's or third parties' Year 2000 readiness efforts. See Risks below for a discussion of factors that may cause such forward-looking statements to differ from actual results.

Management's Discussion and Analysis of the Results of Operations and Financial Condition for the Nine Months Ended September 30, 1999 (Continued)


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

The Company has assigned its Senior Vice President of Information Systems to oversee the Year 2000 Project, has set up a Year 2000 Project Office, and has charged a senior management team representing all significant operational areas of the Company to act as a Steering Committee. The Company has dedicated a substantial amount of management and staff time to the Year 2000 Project. The Company has, in conjunction with Washington Mutual, engaged IBM Global Services to provide technical and management resources where necessary and has engaged Deloitte Consulting Group LLC to assist in documenting certain aspects of the Year 2000 Project. Monthly progress reports are made to the Company's Board of Directors, and Washington Mutual's Board of Directors' Audit Committee reviews Year 2000 Project progress on a quarterly basis.

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

The inventory and assessment phase is complete, and each component that has been identified has been assigned a priority rating corresponding to its significance. The rating has allowed the Company to direct its attention to those Computer Systems, third party service providers and facilities that it deems more critical to its ongoing business and the maintenance of good customer relationships.

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

The Company has completed testing the connections between its Computer Systems and third-party computer systems that is deems most critical. Additional testing of these Computer Systems and third-party computer systems will continue through 1999.

Management's Discussion and Analysis of the Results of Operations and Financial Condition for the Nine Months Ended September 30, 1999 (Continued)


The Company continues to assess its risk from other environmental factors over which it has little control, such as electrical power supply, and voice and data transmission. Because of the nature of the factors, however, the Company is not actively engaged in any repair, replacement or testing efforts for these services.

(b) Costs. The process of making the Company's Computer Systems Year 2000 ready has not resulted in material cost, however, a substantial amount of management and staff time has been incurred on the Year 2000 Project.

(c) Risks. Based on its current assessments and its remediation plans, which are based in part on certain representations of third party service providers, the Company does not expect that it will experience a significant disruption of its operations as a result of the change to the new millennium. Although the Company has no reason to conclude that a failure will occur, the most reasonably likely worst-case Year 2000 scenario would entail a disruption or failure of the Company's power supply or voice and data transmission suppliers, a Computer System, a third-party servicer, or a facility. If such a failure were to occur, the Company would implement its contingency plan. While it is impossible to quantify the impact of such a scenario, the most reasonably likely worst-case scenario would entail a diminishment of service levels, some customer inconvenience and additional costs from the contingency plan implementation, which are not currently estimable. While the Company has contingency plans to address a temporary disruption in these services, there can be no assurance that any disruption or failure will be only temporary, that the Company's contingency plans will function as anticipated, or that the results of operations of the Company will not be adversely affected in the event of a prolonged disruption or failure.

There can be no assurance that the FFIEC or other federal regulators will not issue new regulatory requirements that require additional work by the Company and, if issued, that new regulatory requirements will not increase the cost or delay the completion of the Company's Year 2000 Project.

d) Liquidity Plan. The Company has developed and implemented a Liquidity Plan to identify, monitor, and resolve potential funding impacts related to Year 2000. The plan includes early warning of funding trends and alternative sources of funds in the event of a disruption.

The Company has also developed and implemented a Cash Contingency Plan to identify, monitor, and resolve potential impact to cash sources and distribution systems related to Year 2000. The plan includes early warning of cash trends and alternative sources of cash in the event of a disruption.

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

         (3)      (a)      Certificate of Incorporation of Aristar, Inc. as
                           presently in effect. (i)
                  (b)      By Laws of Aristar, Inc. as presently in effect. (i)

         (4)      (a)      Indenture dated as of July 1, 1992 between Aristar,
                           Inc. and the Chase
                           Manhattan Bank, N.A., as trustee. (ii)
                  (b)      Indenture dated as of July 1, 1992 between Aristar,
                           Inc. and Citibank,
                           N.A., as trustee. (ii)
                  (c)      Indenture  dated as of July 1, 1995 between  Aristar,
                           Inc. and the Bank of New York, as trustee. (iii)
                  (d)      Indenture dated as of October 1, 1997 between
                           Aristar, Inc. and First Union National Bank, as
                           trustee. (iv)
                  (e)      Indenture dated as of June 23, 1999 between Aristar,
                           Inc.and Harris Trust and Savings Bank, as trustee.(v)
                  (f)      The   registrant   hereby   agrees  to  furnish   the
                           Securities and Exchange  Commission upon request with
                           copies of all instruments  defining rights of holders
                           of   long-term   debt  of  Aristar,   Inc.   and  its
                           consolidated subsidiaries.

         (10)     (a)      364-Day Credit Agreement by and among the Registrant
                           and Aristar, Inc. and The Chase Manhattan Bank, as
                           Administrative Agent, (Incorporated by reference to Washington Mutual Inc.'s Form 10-Q for the quarter ended September 30, 1999. File No. 1-14667.)

(b) Four-Year Credit Agreement by and among the Registrant and Aristar, Inc. and The Chase Manhattan Bank, as Administrative Agent, (Incorporated by reference to Washington Mutual Inc.'s Form 10-Q for the quarter ended September 30, 1999. File No. 1-14667.)

(27)     Financial Data Schedule.

(b)      Reports on Form 8-K

         On September 7, 1999, the company filed a Current Report on Form 8-K, dated August 31, 1999, disclosing, under item (7) thereof, the terms of the issuance of $300,000,000 aggregate principal amount of its 7.375% Senior notes maturing September 1, 2004.



         (i) Incorporated by reference to Registrant's Quarterly Report on Form 10-K for the year ended December 31, 1987, Commission file number 1-3521.
         (ii) Incorporated by reference to Registrant's Current Report on Form 8-K dated June 24, 1992, Commission file number 1-3521.
         (iii) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, Commission file number 1-3521.
         (iv) Incorporated by reference to Registrant's Current Report on Form 8-K dated October 6, 1997, Commission file number 1-3521.
         (v) Incorporated by reference to the Registration Statement on Form S-3, Registration number 333-80147.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  ARISTAR, INC.

Date:          November 15, 1999                  By:    /s/ H. Philip Goodeve
       -----------------------------       ------------------------------------
                                                  H. Philip Goodeve
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)