Form 10-K
period 1999-12-31
WASHINGTON MUTUAL FINANCE CORP
filed 2000-03-30
CIK 7214

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
    |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999
                                       OR
    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from..................to.............................

Commission file number 1-3521

                      WASHINGTON MUTUAL FINANCE CORPORATION
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

Securities registered pursuant to Section 12 (b) of the Act:      None

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

                    Yes    X                          No
                       ----------                       ------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:

                                 Not applicable

The aggregate  market value of Common Stock held by  non-affiliates:  None
As of February 28, 2000, there were 1,000 shares of Common Stock outstanding.

Documents incorporated by reference:                  None

Registrant meets the conditions set forth in General  Instruction  (I)(1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                      WASHINGTON MUTUAL FINANCE CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                Table of Contents

                                                                           Page

                                     PART I

Item 1.     Business .........................................................3
Item 2.     Properties ......................................................11
Item 3.     Legal Proceedings................................................11
Item 4.     Submission of Matters to a Vote of Security Holders...............*

                                     PART II

Item 5.     Market for the Registrant's Common Equity
               and Related Stockholder Matters...............................12
Item 6.     Selected Financial Data..........................................12
Item 7.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations.....................................13
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.......22
Item 8.     Financial Statements and Supplementary Data......................24
Item 9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure...........................44

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant................*
Item 11.    Executive Compensation............................................*
Item 12.    Security Ownership of Certain Beneficial Owners and
               Management.....................................................*
Item 13.    Certain Relationships and Related Transactions....................*

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and
               Reports on Form 8-K...........................................45


       * Items 4, 10, 11, 12 and 13 are not included as per conditions met by Registrant set forth in General Instruction I(1)(a) and
            (b) of Form 10-K.

This document contains forward-looking statements, which are not historical facts and pertain to our future operating results. These forward-looking statements are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plan, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words "expects," "anticipate," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the results discussed in these forward-looking statements for the reasons, among others, discussed under the heading "Business-Risk Factors" included in this Form 10-K.

                                     PART I

Item 1.      Business

General

Washington Mutual Finance Corporation (the "Company"), incorporated in Delaware in 1986 as a successor to a company incorporated in 1927, is a holding company headquartered in Tampa, Florida whose subsidiaries are engaged in the consumer financial services business. All of the Company's equity securities are owned indirectly by Washington Mutual, Inc. ("Washington Mutual"). Effective March 1, 2000, the Company changed its name from Aristar, Inc.

The Company's operations consist principally of a network of approximately 540 branch offices located in 25 states, primarily in the Southeast, Southwest and California. These offices generally operate under the names Blazer Financial Services, City Finance Company and First Community Financial Services. Beginning in November 1999 and continuing throughout the first half of 2000, the office names are being changed to Washington Mutual Finance. The Company's branch offices are generally located in small to medium-sized communities in suburban or rural areas and are managed by individuals who generally have considerable consumer lending experience. The primary market for the Company's consumer loans consists of households with an annual income of up to $70,000.

The Company makes consumer loans, secured and unsecured, and purchases retail sales contracts from retail establishments. These consumer credit transactions are primarily for household purposes. The Company also provides consumer financial services through its industrial banking subsidiary, First Community Industrial Bank ("FCIB"), which has branches in Colorado and Utah. In addition to making consumer loans and purchasing retail sales contracts, FCIB also takes customers' savings deposits insured by the Federal Deposit Insurance Corporation ("FDIC").

The Company is managed along two major lines of business: consumer finance and consumer banking. The financial performance of these business lines is measured by the Company's profitability reporting processes.

Portfolio Composition

The following table provides an analysis by type of the Company's consumer finance receivables (excluding unearned finance charges and deferred loan fees) at the dates shown:



(Dollars in thousands)                                                         December 31,
                                                      -------------------------------------------------------------
                                                                 1999                   1998                   1997
                                                      ---------------         --------------         --------------
Notes and contracts receivable:
   Amount                                             $     3,061,757         $    2,574,396         $    2,328,715
   Number of accounts                                       1,001,302                966,048              1,029,532
Type:
   Real estate secured loans                          $     1,432,841         $    1,122,872         $      977,929
   Personal loans                                           1,334,350              1,159,852              1,025,235
   Retail sales contracts                                     294,566                291,672                325,551
Type as a percent of total receivables:

   Real estate secured loans                                     46.8%                  43.6%                  42.0%
   Personal loans                                                43.6                   45.1                   44.0
   Retail sales contracts                                         9.6                   11.3                   14.0
                                                      ---------------         --------------         --------------
                                                                100.0%                 100.0%                 100.0%
                                                      ===============         ==============         ==============




Consumer loans are typically fixed-rate and are originated by customer application and periodic purchases of receivable portfolios. Loan originations are a result of business development efforts consisting of direct mail, telemarketing and branch office sales personnel.

Consumer loans written in 1999 had original terms ranging from 3 to 360 months and averaged 71 months. As of December 31, 1999, 53% of the Company's total portfolio was either unsecured or secured by automobiles or other personal property ("personal loans") and 47% of the Company's total portfolio was secured by real estate. In 1998, these loan types comprised 56% and 44% of the portfolio.

For the year ended December 31, 1999, real estate secured loans outstanding (excluding unearned finance charges and deferred loan fees) increased $310 million, or 28%, as compared to $145 million, or 15%, the prior year. Real estate loans are typically secured by first or second mortgages and are primarily used by the customer for purchases, refinances or debt consolidation. The Company has focused on growing the real estate portfolio due to the better quality inherent in the customer base. This better than average quality is a result of the fact that the primary source of these loans is existing personal and sales contract customers that have maintained a high level of payment performance over an extended period of time. In addition, the underlying security in real estate secured loans reduces the risk of loss to the Company. Also, the larger average balance makes this loan type more cost effective to originate and service. As of December 31, 1999 and 1998, the average balance of a real estate secured loan was approximately $27,700 and $26,600.

During 1999, personal loans outstanding (excluding unearned finance charges and deferred loan fees) increased $175 million, or 15%, as compared to $135 million, or 13%, in 1998. Personal loans are either secured or unsecured and are primarily used by the customer to make specific purchases of consumer goods or undertake personal debt consolidation. As of December 31, 1999 and 1998, the average balance of a personal loan was approximately $2,250 and $2,100.

During 1999, retail sales contracts outstanding (excluding unearned finance charges and deferred loan fees) grew $3 million, or 1%. Retail sales contracts are generally acquired without recourse to the originating merchant and establish a customer relationship for developing future loan business. Where these contracts result from the sale of consumer goods, payment is generally secured by such goods. Retail sales contracts are generally acquired through the originating merchant; the Company had such arrangements with over 3,000 merchants at December 31, 1999. The number of such arrangements has been purposely reduced over the past two years, as the Company has attempted to eliminate unprofitable relationships. This reduction was substantially completed in 1999, thus the portfolio runoff experienced in 1998 has leveled off in 1999. At December 31, 1999 and 1998, the average balance of a retail sales contract was approximately $825 and $800.

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

Yield Written

At December 31, 1999, 1998 and 1997 the average portfolio yield written by loan type was as follows:

                                              1999         1998           1997
                                              ----         ----           ----

         Real estate secured loans           12.5%         12.7%         12.7%
         Personal loans                      24.8%         25.1%         25.2%
         Retail sales contracts              18.9%         19.0%         19.0%


See discussion on yields in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Geographic Distribution

Geographic diversification of consumer finance receivables reduces the concentration of credit risk associated with a recession in any one region. The largest concentrations of consumer finance receivables, net (excluding unearned finance charges, deferred loan fees and allowance for credit losses), by state were as follows:

(Dollars in thousands)                                           December 31,
                             ---------------------------------------------------------------------------------
                                        1999                           1998                        1997
                             ---------------------------    --------------------------  ----------------------
                               Amount        Percent           Amount      Percent        Amount       Percent
                               ------        -------         --------      -------        ------       -------

Colorado                     $   309,384           10%    $     228,999           9%  $     192,046          9%
Tennessee                        306,499           10           263,923          11         244,716         11
Texas                            293,836           10           341,159          14         241,843         11
North Carolina                   257,719            9           223,935           9         206,796          9
California                       232,493            8           149,316           6         192,081          9
Florida                          229,132            8           104,372           4         120,685          5
Louisiana                        134,303            5           121,239           5         110,135          5
South Carolina                   162,595            5           142,950           6         127,732          6
Virginia                         140,870            5           126,182           5         110,307          5
Mississippi                      121,507            4           106,889           4          98,289          4
Other                            773,111           26           684,939          27         609,759         26
                           -------------    ---------     -------------    --------   -------------    -------
Total                      $   2,961,449          100%    $   2,493,903         100%  $   2,254,389        100%
                           =============    =========     =============    ========      ==========    =======



The relatively high proportion of the business in Colorado reflects the presence of the Company's banking subsidiary, FCIB, in that state.

Credit Loss Experience

The Company closely monitors portfolio delinquency and loss rates in measuring the quality of the portfolio and the potential for ultimate credit losses. An account is considered delinquent for financial reporting purposes when a payment is 60 days or more past due, based on the original terms of the contract. Under the Company's policy, non-real estate secured, delinquent accounts generally are charged off when they become 180 days contractually delinquent. Real estate secured, delinquent accounts are handled on a case-by-case basis, with foreclosure proceedings typically beginning when they are between 60 and 90 days contractually delinquent. Collection efforts continue after an account has been charged off until the customer obligation is satisfied or until it is determined that the obligation is not collectible or that the cost of continuing collection efforts will not be offset by the potential recovery.

Management of the Company attempts to control customer delinquency through careful evaluation of each borrower's application and credit history at the time the loan is made or acquired, and appropriate collection activity. The Company also seeks to reduce its risk by focusing on consumer lending, making a greater number of smaller loans than would be practical in commercial markets, and maintaining disciplined control over the underwriting process.

The Company maintains an allowance for credit losses inherent in the consumer finance receivables portfolio. The allowance is based on an ongoing assessment of the probable estimated losses inherent in the portfolio. This analysis provides a mechanism for ensuring that estimated losses reasonably approximate actual observed losses. See discussion in "Allowance for Credit Losses" in Item 7.

Funding Composition

A relatively high ratio of borrowings to invested capital is customary in consumer finance activities due to the quality and term of the assets employed by the business. As a result, the spread between the revenues received from loans and interest expense is a significant factor in determining the net income of the Company.

The Company funds its consumer finance operations principally through net cash flows from operating activities, short-term borrowings in the commercial paper market, and issuances of long-term debt and customer deposits. The Company had commercial paper outstanding at December 31, 1999 of $242.2 million at a 6.2% weighted average interest rate.

As of December 31, 1999, the Company had two revolving credit facilities with a group of lenders permitting aggregate borrowing of up to $1.2 billion. Of the $1.2 billion available credit, Washington Mutual has the ability to borrow up to $500 million. There were no borrowings under these facilities at year-end 1999.

The Company also obtains funding by issuing debt securities. Notes outstanding totaled approximately $2.0 billion at December 31, 1999 and $1.4 billion at December 31, 1998. As of December 31, 1999, the amount available to the Company under its current shelf registration statement totaled $450 million.

The Company also, through its industrial banking subsidiary, borrows from the Federal Home Loan Bank of Topeka ("FHLB") and accepts customer deposits. FHLB borrowings totaled $115.9 million at December 31, 1999 and $73.9 million at December 31, 1998. Customer deposits totaled $189.9 million at December 31, 1999 and $187.5 million at December 31, 1998. Interest rate spread and cost of borrowed funds is presented in "Results of Operations" in Item 7.

Employee Relations

The Company employs approximately 2,700 full-time employees. The Company also employs part-time employees. None of these employees are represented by a union. Management considers relations with its employees to be satisfactory.

Risk Factors

In addition to the other information in this Annual Report on Form 10-K, the following factors should be considered carefully:

Decline of Collateral Value May Adversely Affect Portfolio Credit Quality

Approximately 47% of the Company's consumer finance receivables outstanding were secured by real estate at December 31, 1999. Any material decline in real estate values reduces the ability of borrowers to use home equity to support borrowings and increases the loan-to-values of loans previously made by the Company, thereby weakening collateral coverage and increasing the possibility of a loss in the event of a borrower default. Further, delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions. Any sustained period of such increased delinquencies, foreclosures and losses could adversely affect the Company's results of operations and financial condition.

Change in Delinquency Rate

While the Company employs underwriting criteria and collection methods to mitigate the risks inherent in loans made to its customers, no assurance can be given that such criteria or methods will afford adequate protection against such risks. In the event the Company's portfolio of consumer finance receivables experiences higher delinquencies, foreclosures or losses than anticipated, the Company's results of operations or financial condition could be adversely affected.

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

Additionally, the Company's sale of credit life, credit accident and health, and credit casualty insurance to its customers is subject to state and federal statutes and regulations. Failure to comply with any of the foregoing state and federal requirements could lead to imposition of civil penalties on the Company, class action lawsuits and administrative enforcement actions.

The laws and regulations described above are subject to legislative, administrative and judicial interpretation, and certain of these laws and regulations have been infrequently interpreted or only recently enacted. Infrequent interpretations of these laws and regulations or an insignificant number of interpretations of recently enacted regulations can result in ambiguity with respect to permitted conduct under these laws and regulations. Any ambiguity under the regulations to which the Company is subject may lead to regulatory investigations or enforcement actions and private causes of action, such as class action lawsuits, with respect to the Company's compliance with the applicable laws and regulations. As a consumer lender, the Company has been, and expects to continue to be, subject to regulatory enforcement actions and private causes of action from time to time with respect to its compliance with applicable laws and regulations. The Company's lending practices have in the past been and currently are under regulatory review by various state authorities. Although the Company utilizes systems and procedures to facilitate compliance with these legal requirements and believes that it is in compliance in all material respects with applicable laws, rules and regulations, there can be no assurance that more restrictive laws, rules and regulations will not be adopted in the future, or that existing laws and regulations will not be interpreted in a more restrictive manner, which could make compliance more difficult or expensive. See "Governmental Regulation."

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

Fluctuations in Interest Rates May Adversely Affect Profitability

The profitability of the Company may be adversely affected during any period of rapid changes in interest rates, as substantially all consumer loans outstanding are written at a fixed rate. A substantial and sustained increase in interest rates could adversely affect the spread between the rate of interest received by the Company on its loans and the interest rates payable under its debt agreements. Such interest rate increases could also affect the ability of the Company to originate loans. A significant decline in interest rates could decrease the balance of the consumer finance receivables portfolio by increasing the level of loan prepayments. See "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A. for sensitivity analysis.

Competition Could Adversely Affect Results of Operations

Competition in the consumer finance business is intense. The consumer lending market is highly fragmented and has been serviced by commercial banks, credit unions and savings institutions, as well as by other consumer finance companies. Many of these competitors have greater financial resources and may have significantly lower costs of funds than the Company. Even after the Company has made a loan to a borrower, the Company's competitors may seek to refinance the Company's loan in order to offer additional loan amounts or reduce payments. In addition, if the Company expands into new geographic markets, it will face competition from lenders with established positions in these locations. There can be no assurance that the Company will be able to continue to compete successfully in these markets.

Item 2.    Properties

The Company owns its 71,000 square foot headquarters building, which it built in 1994 on 6 acres of land in Tampa, Florida.

The Company's branch offices, located in 25 states, are leased typically for terms of three to five years with options to renew. Typical locations include shopping centers, office buildings and storefronts, and are generally of relatively small size sufficient to accommodate a staff of four to eight employees.

Commencing October, 1999, the Company leases 50,000 square feet of space in Pensacola, Florida, which is used for centralized underwriting, servicing and collections activities.

See Note 12 to the Consolidated Financial Statements for additional information on rental expense and lease commitments.

Item 3.    Legal Proceedings

The Company and certain of its subsidiaries are parties to various lawsuits and proceedings arising in the ordinary course of business. The Company has also been named as a defendant in a number of class action suits, in which various industry-wide practices arising from routine business activities are being challenged and various damages are being sought. Certain of these lawsuits and proceedings arise in jurisdictions, such as Alabama and Mississippi, that permit damage awards disproportionate to the actual economic damages incurred. Based upon information presently available, the Company believes that the total amounts that will ultimately be paid arising from these lawsuits and proceedings will not have a material adverse effect on the Company's consolidated results of operations and financial condition. However, it should be noted that the frequency of large damage awards, including large punitive damage awards, that bear little or no relation to actual economic damages incurred by plaintiffs in jurisdictions like Alabama and Mississippi continues to increase and creates the potential for an unpredictable judgment in any given suit.

                                     PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder
           Matters

The Company is an indirect wholly-owned subsidiary of Washington Mutual and the Company's common stock is not traded on any national exchange or in any other established market.

Payment of dividends is within the discretion of the Company's Board of Directors. Provisions of certain of the Company's debt agreements restrict the payment of dividends to a maximum prescribed portion of cumulative earnings and contributed capital and otherwise provide for the maintenance of minimum levels of equity and maximum leverage ratios. Dividends will be paid when capital exceeds the amount of debt to tangible capital (leverage ratio) deemed appropriate  by  management.  This  leverage  ratio  will be  managed  with  the intention of maintaining the existing credit ratings on the Company's outstanding obligations. The Company declared and paid dividends totaling $14.5 million during 1999 and $36.5 million during 1998.

Item 6.  Selected Financial Data

The following selected financial data are taken from the Company's consolidated financial statements. The data should be read in conjunction with the accompanying consolidated financial statements and related notes in Item 8., Management's Discussion and Analysis in Item 7. and other financial information included in this Form 10-K. Per share information is not included because all of the Company's stock is owned by Washington Mutual.



                                                      As of, or For the Years Ended December 31,
                               ------------------------------------------------------------------------------------
                                        1999              1998              1997             1996              1995
                               -------------     -------------    --------------    -------------    --------------
                                                                (Dollars in thousands)

Net interest income            $     224,805     $     203,432    $      180,605    $     196,375    $      204,985

Net income                     $      72,992     $      52,887    $       46,287    $      62,518    $       65,297

Consumer finance
  receivables, net             $   2,961,449     $   2,493,903    $    2,254,389    $   2,123,103    $    2,082,944

Total assets                   $   3,227,557     $   2,744,710    $    2,509,606    $   2,371,376    $    2,328,747

Total debt                     $   2,353,963     $   1,987,990    $    1,830,404    $   1,750,776    $    1,316,685

Total equity                   $     475,158     $     419,330    $      398,184    $     369,240    $      473,684



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and related notes in Item 8. and other financial information in Item 1.

Overview

The Company produced record results in 1999, achieving net income of $73.0 million, which represents a 38% increase over the $52.9 million reported in 1998 and a 58% increase over 1997's reported net income of $46.3 million. The following are key highlights of the Company's performance:

o    Return on assets improved to 2.48% from 2.05% in 1998 and 1.94% in 1997.

o Net consumer finance receivables increased 18.7% during 1999, demonstrating very strong growth compared to 10.6% in 1998.

o Yields earned on consumer finance receivables declined from 17.0% in 1998 to 16.7% in 1999, however, this was due to a shift in product mix towards lower yielding real estate secured loans and increased amortization of deferred loan origination costs.

o Both net interest spread and net interest margin were consistent with the prior year, in spite of the decline in yields earned discussed above. This is primarily due to a reduction in cost of funds as discussed in "Consolidated Results of Operations." Net interest spread represents the difference between the yield on the Company's interest-earning assets and the interest rate paid on its borrowings. Net interest margin represents the ratio of net interest income to average earning assets.

o Operating efficiency, defined as the ratio of non-interest operating expenses, excluding the amortization of goodwill, to total revenue, improved from 45.3% and 44.9% in 1997 and 1998 to 37.1% in 1999, due largely to the effect of increasing loan volume while maintaining control over fixed costs, coupled with the impact of increased deferral of loan origination costs.

o Delinquencies (accounts contractually past-due greater than 60 days) as a percentage of net consumer finance receivables decreased from 2.5% at December 31, 1998 to 2.3% at December 31, 1999, as a result of improved underwriting and collection efforts, coupled with the increased growth in the portfolio.

o Net credit losses totaled $80.8 million in 1999, as compared to $73.9 million in 1998 and $65.1 million in 1997. Net credit losses as a percentage of average consumer finance receivables (excluding unearned finance charges and deferred loan fees), however, were 2.9%, 3.1% and 3.0% in 1999, 1998 and 1997.

Segment Results

The Company is managed along two major segments: consumer finance and consumer banking. Following is an overview of the performance of each segment in 1999:

Consumer Finance

o Net income increased 41% to $66.5 million in 1999, from $47.1 million in 1998. Net income totaled $40.9 million in 1997.

o Return on assets in 1999 improved to 2.58% from 2.06% and 1.93% in 1998 and 1997.

o The consumer finance receivables portfolio experienced significant growth during 1999, totaling $407.5 million, or 18%.

o Net interest margin decreased as a result of slight yield erosion on receivables caused by the shift in product mix toward real estate secured loans, coupled with the impact of increased amortization of deferred loan origination costs, which were significantly higher in 1999. These factors were partially offset by a reduction in the cost of funds, as discussed in "Consolidated Results of Operations."

o The improved efficiency ratio of 36.8% in 1999, as compared to 45.1% and 45.6% in 1998 and 1997 was largely a result of tight cost control and strong volume growth, coupled with the impact of increased deferral of loan origination costs.

o Net credit losses were controlled during a time of high receivables growth, totaling $80.1 million in 1999, as compared to $73.0 million in 1998 and $64.4 million in 1997. Net credit losses as a percentage of average consumer finance receivables (excluding unearned finance charges and deferred loan fees), were 3.3%, 3.4% and 3.3% in 1999, 1998 and 1997.

Consumer Banking

o Net income increased 12% to $6.5 million in 1999, from $5.8 million in 1998. Net income totaled $5.4 million in 1997.

o Return on assets in 1999 decreased to 1.78% from 2.01% and 2.02% in 1998 and 1997.

o The consumer banking receivables portfolio experienced strong growth during 1999, totaling $79.9 million, or 27%.

o Net interest margin decreased as a result of slight yield erosion on receivables, coupled with an increased cost of funds due to a reduction in customer deposits and higher rates paid on FHLB borrowings.

o Cost control remains strong, as evidenced by the operating expenses to assets ratio of 1.9% in 1999, 2.0% in 1998 and 2.4% in 1997. This indicates that expenses have increased at a slower rate than the segment's growth, signifying leverage of its existing infrastructure.

o Net credit losses remain low, decreasing to $680 thousand in 1999 from $850 thousand in 1998 and $685 thousand in 1997. Net credit losses as a percentage of average consumer finance receivables (excluding unearned finance charges and deferred loan fees), were 0.2%, 0.3% and 0.3% in 1999, 1998 and 1997.

Consolidated Results of Operations

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for 1999 increased 15% to $325.4 million, compared to $283.2 million in 1998 and $247.2 million in 1997. Net interest margin for 1999 was 11.0%, compared to 11.1% in 1998 and 10.4% in 1997.

The increase in net interest income before provision for credit losses in 1999 reflects growth in average net consumer finance receivables to $2.8 billion, which was $397 million, or 17%, greater than the average balance for 1998. This is primarily a result of management's implementation of an internal growth initiative through the branch network, as well as an ongoing pursuit of strategic acquisitions. Partially offsetting this portfolio growth is a 30 basis point decrease in portfolio yield. This yield compression is a result of remixing the portfolio to a larger percentage of lower-yielding real estate secured loans and the increase in deferred loan origination costs as discussed in "Overview." The other factor adversely impacting the portfolio yield was the lower average permissible rate, due to rising average loan size, given the structure of various state interest rate regulation thresholds.

In order to finance the growth in receivables, average debt outstanding increased $311.9 million, or 15.5%, to $2.3 billion for 1999, as compared to 1998. The overall cost of debt decreased 20 basis points, as compared to the prior year. The mix of debt was shifted to longer term, senior debt due to management's strategy to better match the behavioral duration of its assets, and to secure funding in advance of the Year 2000 year-end liquidity concerns. However, offsetting this shift in funding mix was a decrease in rate paid, primarily for the longer term senior debt. This improvement in rate was due to lower credit spreads which were partially the result of the removal of a "Negative Watch" by Moody's rating agency. Further, the senior debt rate benefited from replacing maturing higher rate debt (issued when the general rate environment was higher) with lower rate debt in the environment experienced in 1999.

The following chart reflects the average outstanding balances and related effective yields in 1999, 1998 and 1997, as described above:



(Dollars in thousands)                                         Year Ended December 31,
                           ------------------------------------------------------------------------------------------
                                       1999                           1998                           1997
                           --------------------------     --------------------------    -----------------------------
                               Average                        Average                       Average
                               Balance           Rate         Balance           Rate        Balance            Rate
                           -----------    -----------    ------------    -----------    ------------     ------------

Earning Assets:
  Real estate secured
     loans                 $ 1,275,932           12.6%   $  1,045,671           12.6%   $    929,688             12.5%
  Personal loans             1,217,663           22.2       1,044,251           22.7         935,590             22.4
  Retail sales contracts       280,458           11.9         286,982           12.6         338,405             12.0
                           -----------    -----------    ------------    -----------    ------------     ------------
                             2,774,053           16.7       2,376,904           17.0       2,203,683             16.6

Investment securities          180,005            6.0         172,251            6.6         162,624              6.4
                           -----------    -----------    ------------    -----------    ------------     ------------

Total earning assets       $ 2,954,058           16.1%   $  2,549,155           16.3%   $  2,366,307             15.9%
                           ===========    ============   ============    ===========    ============     ============

Borrowings:
  Senior debt              $ 1,708,555            6.8%   $  1,432,743            7.1%   $  1,314,009              7.3%
  Commercial paper             323,475            5.7         368,855            5.6         406,992             6.1
  Customer deposits            196,583            5.5         172,850            5.8         150,837              5.6
  FHLB borrowings               90,055            5.3          32,362            5.2          18,431              5.9
                           -----------    -----------    ------------    -----------    ------------     ------------

Total borrowings           $ 2,318,668            6.5%   $  2,006,810            6.7%   $  1,890,269              6.8%
                           ===========    ============   ============    ===========    ============     ============

Net interest spread                               9.6%                           9.6%                             9.1%
                                          ============                   ===========                     ============

Net interest margin                              11.0%                          11.1%                            10.4%
                                          ============                   ===========                     ============




Provision for Credit Losses

The provision for credit losses during 1999 was $100.6 million, compared to $79.8 million in 1998 and $66.6 million in 1997. In 1999, the provision for credit losses was 3.6% of average consumer finance receivables (excluding unearned finance charges and deferred loan fees), as compared to 3.4% for 1998 and 3.0% in 1997. See further discussion in "Allowance for Credit Losses."

Other Operating Income

Other operating income increased 9% in 1999 to $29.5 million, compared to $27.1 million in 1998 and $26.6 million in 1997. Other operating income is comprised of revenue earned from the sale of various ancillary products to borrowers at the branch locations including life insurance, accident and health insurance, property and casualty insurance, accidental death and dismemberment insurance, involuntary unemployment insurance and auto club memberships. The increase in 1999 is related to the increase in the number of loans originated during the year, offset by the shift in originations to loans which tend to have a lower insurance penetration.

Operating Expenses

Operating expenses in 1999 were 5% lower, or $135.6 million, compared to $143.0 million in 1998 and $131.1 million in 1997. However, included in the 1998 total was $4.5 million for the settlement of class action litigation in which the Company was a defendant and various non-recurring charges totaling $3.1 million. Without the effect of these non-recurring items, operating expenses in 1998 would have been $135.4 million. The company's ability to maintain consistent operating expenses during a period of high growth reflects both strong cost control and the effect of higher deferred loan origination costs.

Provision for Income Taxes

The provision for income taxes in 1999 was $45.7 million, which represents an effective rate of 38.5%. This compares to $34.7 million, or 39.6% in 1998 and $29.7 million, or 39.1% in 1997.

Financial Condition

Allowance for Credit Losses

In order to establish the Company's allowance for credit losses, the consumer finance receivables portfolio is segmented into two categories: real estate secured and non-real estate secured (personal loans and retail sales contracts). The determination of the level of the allowance for credit losses and, correspondingly, the provision for loan losses for these homogeneous loan pools rests upon various judgments and assumptions used to determine the risk characteristics of each portfolio. These judgments are supported by analyses that fall into three general categories: (i) economic conditions as they relate to the Company's current customer base and geographic distribution; (ii) a predictive analysis of the outcome of the current portfolio (a migration analysis); and (iii) prior loan loss experience. Additionally, every real estate secured loan that reaches 60 days delinquency is reviewed by the Company's credit administration management to assess collectibility and determine a future course of action, at times resulting in the Company foreclosing on the property.

Activity in the Company's allowance for credit losses is as follows:



                                                        Year Ended December 31,
                                        ----------------------------------------------------
(Dollars in thousands)                           1999                1998               1997
                                        -------------       -------------      -------------

Balance, January 1                      $      80,493       $      74,323      $      70,045
Provision for credit losses                   100,590              79,760             66,600
Amounts charged off:
   Real estate secured loans                   (1,807)             (2,125)             (1,292)
   Personal loans                             (82,438)            (73,210)            (64,460)
   Retail sales contracts                     (12,558)            (14,417)            (13,946)
                                        --------------      --------------     --------------
                                              (96,803)            (89,752)            (79,698)
Recoveries:
   Real estate secured loans                      398                 521                556
   Personal loans                              12,629              12,593             11,538
   Retail sales contracts                       3,001               2,774              2,553
                                        -------------       -------------      -------------
                                               16,028              15,888             14,647
                                        -------------       -------------      -------------
Net charge-offs                               (80,775)            (73,864)            (65,051)

Allowances on notes purchased                    -                    274              2,729
                                        -------------       -------------      -------------
Balance, December 31                    $     100,308       $      80,493      $      74,323
                                        =============       =============      =============




Allowance for credit  losses as a
  percentage  of  December 31 consumer
  finance receivables (excluding unearned
  finance charges and deferred loan fees)         3.3%                3.1%               3.2%

Net charge-offs as a percentage of average
  consumer finance receivables (excluding
  unearned finance charges and deferred
  loan fees)                                      2.9%                3.1%               3.0%

Provision for credit losses as a percentage
  of average consumer finance receivables
  (excluding unearned finance charges and
  deferred loan fees)                             3.6%                3.4%               3.0%



While charge-offs as a percentage of average consumer finance receivables have decreased in recent years, a number of underlying factors have prompted management to increase the allowance for credit losses. Included in the assessment to determine the allowance for credit losses at December 31, 1999 are the following qualitative factors:

o Changing economic conditions - although the Company's economic forecast indicates that overall, the U.S. economy should remain strong, there are several underlying trends which are beginning to impact the performance of the Company's portfolio. Current rising interest rates may have the effect of overextending some customers, many of whom maintain variable-rate credit cards and first mortgages from other lenders.

o    There has recently  been a slight  deterioration  in late stage (60 days or more) delinquency and increasing bankruptcy in the personal loan portfolios. These trends are being closely monitored and appropriate action is being taken. Nonetheless, these factors are considered in the establishment of the allowance.

o Recent rapid growth in the portfolio - there is some potential risk in strong growth via the extension of additional credit to existing customers. In addition, there is a natural lag effect in charge-offs as a portfolio grows. Loans tend not to become delinquent until after they have been in the portfolio for some time. Thus, the charge-off rate in a rapidly growing portfolio will tend to over-state the credit quality of the portfolio. Management analyzes the portfolio on a vintage basis (by period of origination) and has not detected any areas of significant concern.
     Nonetheless, the charge-off ratio can not be relied upon solely as an indicator of portfolio credit quality.

o Recent expansion into new markets - the Company has recently opened new branches in Illinois and acquired several branches in new markets in Kentucky. While due diligence and care was taken with assessing the creditworthiness of these geographic areas and acquired portfolios, management expects higher losses initially upon entry into new markets and from the recent acquisition, and accordingly has established higher allowance for credit losses

Due to the significant growth in the portfolio during the year, coupled with the presence of the above factors at December 31, 1999, the allowance for credit losses increased 24.6% as compared to December 31, 1998. Management considers the allowance for credit losses adequate to cover losses inherent in the loan portfolio at December 31, 1999. No assurance can be given that the Company will not, in any particular period, sustain credit losses that are sizable in relation to the amount reserved, or that subsequent evaluation of the portfolio, in light of the factors then prevailing, including economic conditions and our ongoing examinations process and that of our regulators, will not require significant increases in the allowance for credit losses.

The following table sets forth, by loan type, the amount of receivables delinquent for 60 days or more, on a contractual basis, and the ratio of that amount to gross consumer finance receivables outstanding:



(Dollars in thousands)                                          December 31,
                                ------------------------------------------------------------------------
                                          1999                       1998                     1997
                                ----------------------     ---------------------     -------------------
Real estate secured loans       $     9,259        0.6%    $    8,093        0.6%    $   8,473       0.8%
Personal loans                       62,875        4.0         56,449        4.1        51,613       4.3
Retail sales contracts                9,137        2.8         10,171        3.1        11,498       3.2
                                -----------    --------     ---------    --------     --------    ------

Total                           $    81,271        2.3%    $   74,713        2.5%    $  71,584       2.7%
                                ===========    =======     ==========    =======     =========    ======


At December 31, 1999 and 1998, the Company held foreclosed single-family dwellings with a carrying value of approximately $3.6 million and $2.6 million. These balances total 0.3% and 0.2% of the real estate secured loans outstanding as of these dates.

Asset / Liability Management

The Company's long-range profitability depends not only on the success of the services offered to its customers and the credit quality of its portfolio, but also the extent to which earnings are not negatively affected by changes in interest rates. Accordingly, the Company's philosophy is to maintain an approximate match of the interest rate sensitivity between its interest-bearing assets and liabilities. The Company's consumer finance receivables are primarily fixed rate and have initial terms ranging from 3 to 360 months. However, loans are generally paid off or refinanced prior to their stated maturity. Therefore, the Company's asset/liability management requires a high degree of analysis and estimation. The Company funds its interest-bearing assets through both internally generated equity and external debt financing. See Item 7a. for further discussion.

Liquidity

The Company funds its operations through a variety of corporate borrowings. The primary source of these borrowings is corporate debt securities issued by the Company. At December 31, 1999, twelve different fixed-rate senior debt issues totaling $2.0 billion were outstanding, with a weighted average cost of 6.7%. To meet the Company's short-term funding needs, daily trades of commercial paper are executed. The Company has a commercial paper program with several investment banks which provides $700 million in borrowing capacity. At December 31, 1999, twenty-two different commercial paper borrowings totaling $242.2 million were outstanding, with a weighted average cost of 6.2%. The Company's targeted funding strategy is to maintain a mix between long and short-term borrowings of 75% to 25%. At December 31, 1999, the split between long and short-term was approximately 84% to 16%.This mix arose because, towards the end of 1999, the Company intentionally shifted to long-term debt, in part to mitigate the Year 2000 funding risk.

FCIB raises funds through both customer deposits and borrowings with the Federal Home Loan Bank of Topeka ("FHLB"). At December 31, 1999, the banking subsidiary's outstanding debt totaled $305.8 million, with a weighted average cost of 5.7%.

The Company also maintains two revolving credit agreements with twenty-one syndicate lenders which provide a credit line of up to $1.2 billion primarily to support the commercial paper borrowings, thus providing greater than 1:1 coverage of the outstanding borrowings at any given time. Of this amount, Washington Mutual has the ability to borrow up to $500 million. There were no borrowings under these revolving credit agreements at December 31, 1999.

The following table shows selected sources (uses) of cash:



(Dollars in thousands)                                        Year Ended December 31,
                                          ----------------------------------------------------
                                               1999                  1998               1997
                                          ------------         --------------       ----------

Operations                                $   230,737          $     170,668        $  143,193
Net issuances and repayments of debt      $   367,500          $     181,277        $   96,117
Net originations and purchases
   of consumer finance receivables        $  (573,333)         $    (321,992)       $ (199,898)
Dividends paid                            $   (14,500)         $     (36,500)       $  (17,500)



Capital Management

The Company establishes equity leverage targets based upon the ratio of debt (including customer deposits) to tangible equity. The debt to tangible equity ratio at December 31, 1999 of 6.00:1 was intentionally increased from 5.86:1 at December 31, 1998. The determination of the Company's dividend payments and resulting capital leverage is managed in a manner consistent with the Company's desire to maintain strong and improving credit ratings. In addition, provisions of certain of the Company's debt agreements restrict the payment of dividends to a maximum prescribed proportion of cumulative earnings and contributed capital. At December 31, 1999, approximately $126 million was available under the debt agreement restriction for future dividends.

In addition, FCIB met all FDIC requirements to be categorized as well capitalized at December 31, 1999.

Year 2000

This section contains forward-looking statements that have been prepared on the basis of management's best judgments and currently available information and constitutes a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Readiness Disclosure Act of 1998. These forward-looking statements are inherently subject to significant business, third-party and regulatory uncertainties and contingencies, many of which are beyond the control of the Company. In addition, these forward-looking statements are based on current assessments and remediation plans that are subject to representations of third party service providers and are subject to change. Accordingly, there can be no assurance that the Company's results of operations will not be adversely affected by damages resulting from the Year 2000 issue.

The Company implemented a company-wide program to renovate, test and document the readiness of its electronic systems, programs and processes ("Computer Systems") and facilities to properly recognize dates to and through the year 2000. To date, neither the Company nor any of its service providers have experienced any significant Computer Systems failures as a result of the Year 2000 issue. To date, the Company has not had any claims from customers with respect to any damages resulting from Year 2000 issues.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The tables below represent in tabular form contractual balances of the Company's financial instruments at their expected maturity dates as well as the fair value of those financial instruments at December 31, 1999 and 1998. The expected maturity categories take into consideration historical prepayment speeds as well as actual amortization of principal and do not take into consideration reinvestment of cash. Principal prepayments are the amounts of principal reduction over and above normal amortization. The weighted average interest rates for the various assets and liabilities presented are actual as of December 31, 1999 and 1998. The principal / notional amounts and fair values presented in the table do not include the reserve for loan losses or recourse liability. See "Notes to Consolidated Financial Statements - Note 16: Approximate Fair Values of Financial Instruments."


                                           Principal/Notional Amount Maturing in:
                             -------------------------------------------------------------------                Fair Value
                                                                                                              December 31,
                                 2000       2001       2002       2003        2004    Thereafter      Total           1999
                             ----------  ---------   --------   ---------   --------  ----------   ---------    ----------
Rate sensitive assets:
  Adjustable rate loans      $   69,063  $  38,136   $ 22,462   $  13,573   $  8,426   $   5,370   $  157,030   $  150,957
    Average interest rate         11.98%     11.68%     11.36%      11.02%     10.67%      10.37%       11.61%
  Fixed rate loans            1,392,480    845,722    398,112     136,991     61,554      69,868    2,904,727    2,902,628
    Average interest rate         19.64      19.30      17.75       14.50      13.10       11.70        18.71
  Adjustable rate securities      5,984        -          -           -         -           -           5,984        5,984
    Average interest rate          7.00        -          -           -         -           -            7.00
Fixed rate securities            24,160     22,586     17,399      26,591     18,315      13,929      122,980      122,980
    Average interest rate          8.05       5.91       5.28        6.25       7.11        6.14         6.52
Cash and cash equivalents        40,008        -          -           -          -           -         40,008       40,008
    Average interest rate          5.90        -          -           -          -           -          5.90
                             ----------  ---------   --------   ---------    -------   ---------   -- -------
                             $1,531,695  $ 906,444   $437,973   $ 177,155$    88,295   $  89,167   $3,230,729$   3,222,557
                             ==========  =========   ========   =========    =======   =========   ==========   ==========
                                  18.70%     18.65%     16.93%      13.00%     11.63%      10.75%       17.72%
                                  =====      =====      =====       =====      =====       =====        =====

Rate sensitive liabilities:
  Savings and money
     market accounts         $   10,076  $   4,216   $    144   $     143   $    143   $     287   $   15,009   $   15,009
  Average interest rate            3.86%      3.86%      3.62%       3.62%      3.62%       3.62%       3.85%
Time deposit accounts           129,229     11,519     11,519       8,914      6,309       7,435     174,925       172,490
  Average interest rate            4.71       5.74       5.71        5.65       5.57        5.59       4.96
Short-term and adjustable-
    rate borrowings             284,175     63,900        -        10,000         -          -      358,075        358,099
  Average interest rate            6.20       5.40        -          5.30         -          -         6.03
Fixed-rate borrowings           245,888    550,000    300,000     150,000    500,000     250,000   1,995,888     1,969,769
  Average interest rate            6.33       6.76       6.15        6.50       6.77        7.25       6.66
                             ----------  ---------   --------   ---------    -------   ---------     ------
                             $  669,368  $ 629,635   $311,663   $ 169,057   $506,452   $ 257,722   $2,543,897   $2,515,367
                             ==========  =========   ========   =========   ========   =========   ==========   ==========
                                   5.92%      6.58%      6.13%      6.38%       6.75%       7.20%       6.44%
                                   ====       ====       ====       ====        ====        ====       ====




                                              Principal/Notional Amount Maturing in:
                               ----------------------------------------------------------------             Fair Value
                                                                                                          December 31,
                                   1999       2000       2001       2002       2003  Thereafter     Total         1998
                               --------  ---------   --------  ---------  ---------  ---------- ---------  -----------
Rate sensitive assets:
  Adjustable rate loans       $  82,224   $ 44,119   $ 28,094  $  17,836  $  11,211  $   7,029  $ 190,513   $  160,531
    Average interest rate         11.66%     10.77%     10.68%     10.62%     10.56%     10.65%     11.11%
  Fixed rate loans            1,148,636    700,615    326,380    106,794     46,347     55,111  2,383,883    2,369,955
    Average interest rate         19.94      19.61      18.17      14.67      13.08      10.37      19.01
  Adjustable rate securities      3,723        -         -          -          -          -         3,723        3,723
    Average interest rate          7.00        -         -          -          -          -          7.00
Fixed rate securities            14,807     14,151     16,203     17,574     31,116     53,246    147,097      147,097
    Average interest rate          4.03       6.11       6.75       7.04       6.79       6.76       6.46
Cash and cash equivalents        24,180        -         -          -          -          -         24,180      24,180
    Average interest rate           -          -         -          -          -          -           -
                             ----------   --------   --------  ---------  ---------  --------- ----------
                             $1,273,570   $758,885   $370,677  $ 142,204  $  88,674  $ 115,386 $2,749,396   $2,705,486
                             ==========   ========   ========  =========   ========  ========= ==========   ==========
                                  18.80%     18.84%     17.10%     13.22%     10.55%      8.72%     17.61%
                                  =====      =====      =====      =====      =====       ====      =====

Rate sensitive liabilities:
  Savings and money
     market accounts           $ 11,303  $   4,749   $    134  $     134  $     134  $     268  $  16,722  $    16,722
  Average interest rate            3.84%      3.84%      3.66%      3.66%      3.66%      3.66%      3.83%
Time deposit accounts           118,518     12,461     12,461     12,461     12,461      2,434    170,796      172,995
  Average interest rate            5.80       5.94       5.99       5.99       5.99       6.01       5.85
Short-term and adjustable-
    rate borrowings             560,823        -       18,900       -        10,000        -      589,723      589,723
  Average interest rate            5.67        -         4.91       -          5.30        -         5.64
Fixed-rate borrowings           299,430    249,497    549,669    149,790    149,881        -    1,398,267    1,422,804
  Average interest rate            7.02       6.40       6.81       6.37       6.59        -         6.71
                               --------  ---------   --------  ---------  ---------  ---------  ---------
                               $990,074  $ 266,707   $581,164  $ 162,385  $ 172,476  $   2,702  $2,175,508 $ 2,202,244
                               ========  =========   ========  =========  =========  =========  ========== ===========
                                   6.07%      6.33%      6.73%      6.34%      6.47%      5.78%      6.33%
                                   ====       ====       ====       ====       ====       ====       ====



The differences in the asset balances between December 31, 1998 and December 31, 1999 relate primarily to the $481.3 million increase in interest-rate sensitive assets due to growth in the loan portfolio. The asset maturity profile has remained consistent with prior years.

The differences in the maturities of liabilities were primarily related to the increase of longer-term maturities, with a relative decrease of short-term maturities. This difference is a result of the intentional decision to lengthen maturities in advance of the 1999 year-end to offset Year 2000 liquidity concerns.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Certified Public Accountants

To  the  Board  of  Directors  and  Stockholder  of  Washington  Mutual  Finance
Corporation:

We have audited the accompanying consolidated statements of financial condition of Washington Mutual Finance Corporation (formerly known as Aristar, Inc.) and subsidiaries (the "Corporation") as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income and retained earnings, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial condition of Washington Mutual Finance Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Tampa, Florida
January 18, 2000

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries

Consolidated Statements of Financial Condition


(Dollars in thousands, except par value)                                      December 31,
                                                              --------------------------------------
                                                                       1999                1998
                                                              ------------------    ----------------
ASSETS

Consumer finance receivables, net                                $     2,961,449     $     2,493,903
Investment securities                                                    128,964             150,820
Cash and cash equivalents                                                 40,008              24,180
Property, equipment and leasehold improvements, net                       22,112             12,411
Goodwill, net                                                             51,340              48,166
Other assets                                                              23,684              15,230
                                                                  --------------      --------------

    TOTAL ASSETS                                                 $     3,227,557     $     2,744,710
                                                                 ===============     ===============

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities

Short-term debt                                                   $      284,175      $      560,823
Long-term debt                                                         2,069,788           1,427,167
                                                                  --------------      --------------
    Total debt                                                         2,353,963           1,987,990
Customer deposits                                                        189,934             187,518
Accounts payable and other liabilities                                   208,502             149,872
                                                                  --------------      --------------
    Total liabilities                                                  2,752,399           2,325,380
                                                                  --------------      --------------

Commitments and contingencies
  (Notes 12 and 13)

Stockholder's equity
Common stock: $1.00 par value;
  10,000 shares authorized; 1,000
  shares issued and outstanding                                                1                   1
Paid-in capital                                                           48,960              48,960
Retained earnings                                                        427,635             369,143
Accumulated other comprehensive (loss) income                             (1,438)              1,226
                                                                  ---------------     --------------
      Total stockholder's equity                                         475,158             419,330
                                                                  --------------      --------------

    TOTAL LIABILITIES AND
      STOCKHOLDER'S EQUITY                                        $    3,227,557      $    2,744,710
                                                                  ==============      ==============


See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries

Consolidated Statements of Operations, Comprehensive Income and Retained Earnings


                                                                 Year Ended December 31,
                                                     -------------------------------------------
(Dollars in thousands)                                      1999         1998             1997
                                                     -----------     -----------     -----------

Loan interest and fee income                         $   464,179     $   404,954     $   365,719
Investment securities income                              10,825          11,449          10,373
                                                     -----------     -----------     -----------
   Total interest income                                 475,004         416,403         376,092

Interest and debt expense                                149,609         133,211         128,887
                                                     -----------     -----------     -----------

Net interest income before
   provision for credit losses                           325,395         283,192         247,205

Provision for credit losses                              100,590          79,760          66,600
                                                     -----------     -----------     -----------

   Net interest income                                   224,805         203,432         180,605
                                                     -----------     -----------     -----------

Other operating income                                    29,501          27,147          26,555
                                                     -----------     -----------     -----------

Operating expenses:
   Personnel                                              78,259          76,664          69,468
   Occupancy                                              11,414          10,434          10,068
   Advertising                                             8,072           6,516           5,807
   Goodwill amortization                                   3,960           3,617           7,064
   Other                                                  33,889          45,761          38,722
                                                     -----------     -----------     -----------
                                                         135,594         142,992         131,129
                                                     -----------     -----------     -----------

Income before income taxes                               118,712          87,587          76,031

Provision for federal and state income taxes              45,720          34,700          29,744
                                                     -----------     -----------     -----------

Net income                                                72,992          52,887          46,287

Net unrealized holding (losses) gains on
   securities arising during period, net of tax           (2,664)            693             157
                                                     -----------     -----------     -----------

Comprehensive income                                 $    70,328     $    53,580     $    46,444
                                                     ===========     ===========     ===========

Retained earnings

   Beginning of year                                 $   369,143     $   352,756     $   323,969
   Net income                                             72,992          52,887          46,287
   Dividends                                             (14,500)        (36,500)        (17,500)
                                                     -----------     -----------     -----------
   End of year                                       $   427,635     $   369,143     $   352,756
                                                     ===========     ===========     ===========



See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries

Consolidated Statements of Cash Flows


                                                                             Year Ended December 31,
                                                             ---------------------------------------------------
(Dollars in thousands)                                                 1999                1998             1997
                                                             --------------        ------------     ------------

Operating activities

   Net income                                                $       72,992        $     52,887     $     46,287
   Adjustments to reconcile net income to net
       cash provided by operating activities:
      Provision for credit losses                                   100,590              79,760           66,600
      Depreciation and amortization                                  12,577               8,611           11,282
      Increase in accounts payable
         and other liabilities                                       60,165              31,622           12,491
        (Increase) decrease in other assets                         (15,587)             (2,212)           6,533
                                                             --------------        ------------     ------------

   Net cash provided by operating activities                        230,737             170,668          143,193
                                                             --------------        ------------     ------------

Investing activities

   Investment securities purchased                                  (46,460)            (91,477)          (62,582)
   Investment securities matured and sold                            64,131              96,275            45,454
   Net (increase) in consumer finance receivables                  (573,333)           (321,992)         (199,898)
   Net (increase) in property, equipment and leasehold
      improvements                                                  (12,247)             (4,583)             (998)
                                                             --------------        ------------     -------------

   Net cash used in investing activities                           (567,909)           (321,777)         (218,024)
                                                             ---------------       ------------     -------------

Financing activities

   Net increase in customer deposits                                  2,416              24,333           17,047
   Net (decrease) increase in short-term debt                      (276,648)            203,291           (40,474)
   Proceeds from issuance of long-term debt                         941,732             209,653           326,344
   Repayments of long-term debt                                    (300,000)           (256,000)         (206,800)
   Dividends paid                                                   (14,500)            (36,500)          (17,500)
   Proceeds from affiliate transfer                                   -                   4,066               -
                                                             --------------        ------------     -------------

   Net cash provided by financing activities                        353,000             148,843           78,617
                                                             --------------        ------------     ------------

Net increase (decrease) in cash and cash equivalents                 15,828              (2,266)           3,786

Cash and cash equivalents

   Beginning of year                                                 24,180              26,446           22,660
                                                             --------------        ------------     ------------
   End of year                                               $       40,008        $     24,180     $     26,446
                                                             ==============        ============     ============

Supplemental disclosures of cash flow information

   Interest paid                                             $      140,127        $    133,160     $    125,841
   Intercompany payments in lieu of federal and state
    income taxes, net of refunds                             $       38,794        $     30,881     $     23,011


See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Notes to Consolidated Financial Statements

Note 1            Ownership and Operations

At June 30, 1997, Washington Mutual Finance Corporation was an indirect, wholly-owned subsidiary of Great Western Financial Corporation ("GWFC"). On July 1, 1997, GWFC merged with and into a wholly-owned subsidiary of Washington Mutual, Inc. ("Washington Mutual") (the "Great Western Merger"). As a result of this merger, the Company became an indirect, wholly-owned subsidiary of Washington Mutual. The Great Western Merger was accounted for as a pooling of interests. Accordingly, these financial statements reflect historical cost.
Washington Mutual Finance Corporation and its subsidiaries, all of which are wholly-owned, are referred to hereinafter as the "Company." Effective March 1, 2000, the Company changed it's name from Aristar, Inc.

The Company is engaged primarily in the consumer financial services business and its operations consist principally of a network of approximately 540 branch offices located in 25 states, primarily in the Southeast and Southwest. These offices generally operate under the names Blazer Financial Services, City Finance Company and First Community Financial Services. Beginning in November 1999 and continuing throughout the first half of 2000, the office names are being changed to Washington Mutual Finance. The Company makes secured and unsecured consumer installment loans and purchases retail installment contracts from local retail establishments. These consumer credit transactions are primarily for personal, family or household purposes. The Company also engages in the industrial banking business through its subsidiary, First Community Industrial Bank ("FCIB"), which has branches in Colorado and Utah. In addition to making consumer installment loans and purchasing retail installment contracts, FCIB also takes customers' savings deposits.

Note 2   Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Washington Mutual Finance Corporation and its subsidiaries, all of which are wholly-owned, after elimination of all intercompany balances and transactions. Certain amounts in prior years have been reclassified to conform to the current year's presentation.

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

Provision and Allowance for Credit Losses. The allowance for credit losses is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the consumer finance receivables portfolio. The Company provides, through charges to income, an allowance for credit losses which, based upon management's evaluation of numerous factors, including economic conditions, a predictive analysis of the outcome of the current portfolio and prior credit loss experience, is deemed adequate to cover reasonably expected losses inherent in outstanding receivables. The Company's consumer finance receivables are a large group of small-balance homogenous loans that are collectively evaluated for impairment. Additionally, every real estate secured loan that reaches 60 days delinquency is reviewed by the Company's credit administration management to assess collectibility and future course of action.

Losses on receivables are charged to the allowance for credit losses based upon the number of days delinquent or when collectibility becomes doubtful and the underlying collateral, if any, is considered insufficient to liquidate the receivable balance. Non-real estate secured, delinquent receivables are generally charged off when they are 180 days contractually delinquent. Recoveries on previously written-off receivables are credited to the allowance.

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

Property, Equipment and Leasehold Improvements. Property, equipment and leasehold improvements are stated at cost, net of accumulated depreciation. Depreciation is provided for principally on the straight-line method over the estimated useful life, ranging from three to thirty years, or, if less, the term of the lease. At December 31, 1999 and 1998, accumulated depreciation and amortization totaled $26.3 million and $24.1 million.

Goodwill. The excess of cost over the fair value of net assets of companies acquired is amortized on a straight-line basis, generally over periods of 6 to 25 years. The carrying value of goodwill is regularly reviewed for indicators of impairment in value, which in management's view are other than temporary, including unexpected or adverse changes in the following: 1) the economic or competitive environments in which the Company operates; 2) profitability analyses; and 3) cash flow analyses. If facts and circumstances suggest that goodwill is impaired, the Company assesses the fair value of the underlying business based on expected undiscounted net cash flows and reduces goodwill to the estimated fair value. At December 31, 1999 and 1998, accumulated amortization totaled $69.3 million and $65.3 million.

Income Taxes. The Company is included in the consolidated Federal income tax return filed by Washington Mutual. Federal income taxes are paid to Washington Mutual. Federal income taxes are allocated between Washington Mutual and its subsidiaries in proportion to the respective contribution to consolidated income or loss. State income tax expense represents the amount of taxes either owed by the Company or that the Company would have paid on a separate entity basis, when the Company is included in Washington Mutual's consolidated state income tax returns. Deferred income taxes are provided on elements of income or expense that are recognized in different periods for financial and tax reporting purposes.

Taxes on income are determined by using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company considers expected future events other than enactments of changes in the tax law or rates.

Statements of Cash Flows. For purposes of reporting cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair Value Disclosures. Quoted market prices are used, where available, to estimate the fair value of the Company's financial instruments. Because no quoted market prices exist for a significant portion of the Company's financial instruments, fair value is estimated using comparable market prices for similar instruments or using management's estimates of appropriate discount rates and cash flows for the underlying asset or liability. A change in management's assumptions could significantly affect these estimates. Accordingly, the Company's fair value estimates are not necessarily indicative of the value which would be realized upon disposition of the financial instruments.

Recently Issued Accounting Standard Not Yet Adopted. SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Financial Accounting Standards Board has issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," which delays the implementation date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The Company will implement this statement on January 1, 2001. The impact of the adoption of the provisions of this statement on the Company's results of operations or financial condition has not yet been determined.

Note 3   Transfers from Related Parties

In May 1999, Washington Mutual transferred to the Company a portion of its consumer finance business, hereinafter referred to as Home Consumer Finance of America ("HCFA"). HCFA was a division of H.F. Ahmanson & Company, which was acquired by Washington Mutual in October, 1998. HCFA was comprised primarily of approximately $48.5 million in net consumer finance receivables, and 6 branch locations. The Company paid an amount which approximated the book value of the assets acquired.

Note 4            Business Combinations

On October 29, 1999, the Company acquired substantially all of the assets of Peoples Security Finance Company, Inc., a subsidiary of CNB Bancshares, Inc. As a result, the Company added twenty-one new branches in Kentucky and Tennessee with net consumer finance receivables of approximately $45 million. This acquisition also provided the Company with an opportunity to gain market share in geographical areas in which the Company had little presence and strengthen its share of other markets. The acquisition was accounted for as a purchase. Accordingly, the assets acquired were recorded on the Company's books at their respective fair values at the time of acquisition. Goodwill of approximately $6.8 million was recorded, which is being amortized over 10 years.

Note 5            Consumer Finance Receivables

Consumer finance receivables at December 31, 1999 and 1998 are summarized as follows:


(Dollars in thousands)                               1999                 1998
                                            -------------        -------------

Consumer finance receivables:
  Real estate secured loans                 $   1,630,496        $   1,269,439
  Personal loans                                1,566,682            1,361,820
  Retail sales contracts                          327,914              328,254
                                            -------------        -------------

    Gross consumer finance receivables          3,525,092            2,959,513
Less:    Unearned finance charges and

          deferred loan fees                     (463,335)            (385,117)
         Allowance for credit losses             (100,308)             (80,493)
                                            -------------        -------------
Consumer finance receivables, net           $   2,961,449        $   2,493,903
                                            =============        =============


The amount of gross nonaccruing consumer finance receivables was approximately $59.4 million and $53.4 million at December 31, 1999 and 1998. The amount of interest that would have been accrued on these consumer finance receivables was approximately $9.5 million and $8.9 million.

Activity in the Company's allowance for credit losses is as follows:


                                                 Year Ended December 31,
                                   ----------------------------------------------
(Dollars in thousands)                      1999             1998            1997
                                   -------------    -------------   -------------

Balance, January 1                 $      80,493    $      74,323   $      70,045
Provision for credit losses              100,590           79,760          66,600
Amounts charged off:
   Real estate secured loans              (1,807)          (2,125)         (1,292)
   Personal loans                        (82,438)         (73,210)        (64,460)
   Retail sales contracts                (12,558)         (14,417)        (13,946)
                                   --------------   -------------   -------------
                                         (96,803)         (89,752)        (79,698)
Recoveries:
   Real estate secured loans                 398              521             556
   Personal loans                         12,629           12,593          11,538
   Retail sales contracts                  3,001            2,774           2,553
                                   -------------    -------------   -------------
                                          16,028           15,888          14,647
                                   -------------    -------------   -------------
Net charge-offs                          (80,775)         (73,864)         65,051)

Allowances on notes purchased             -                   274           2,729
                                   -------------    -------------   -------------
Balance, December 31               $     100,308    $      80,493   $      74,323
                                   =============    =============   =============


Contractual maturities, excluding unearned finance charges and deferred loan fees, at December 31, 1999 are as follows:


                                                  Over 1 But
                                     Within           Within            Over
(Dollars in thousands)               1 year          5 years          5 years             Total
                                -----------    -------------    -------------    --------------

Real estate secured loans       $   168,498    $     395,885    $     868,458    $    1,432,841
Personal loans                       78,598        1,247,134            8,618         1,334,350
Retail sales contracts               33,679          256,235            4,652           294,566
                                -----------    -------------    -------------    --------------
                                $   280,775    $   1,899,254    $     881,728    $    3,061,757
                                ===========    =============    =============    ==============


Consumer loans have maximum terms of 360 months, while retail sales contracts have maximum terms of 60 months. The weighted average contractual term of all consumer finance receivables written during the years ended December 31, 1999 and 1998 was 71 months and 56 months with the majority of loans providing for a fixed rate of interest over the contractual life of the loan. Experience has shown that a substantial portion of the consumer finance receivables will be renewed or repaid prior to contractual maturity. Therefore, the preceding information as to contractual maturities should not be regarded as a forecast of future cash collections.

Because the Company primarily lends to consumers, it did not have receivables from any industry group that comprised 10 percent or more of total consumer finance receivables at December 31, 1999. Geographic diversification of consumer finance receivables reduces the concentration of credit risk associated with a recession in any one region.

The largest concentrations of net consumer finance receivables, by state were as follows:


(Dollars in thousands)                 December 31,
                   -------------------------------------------------
                             1999                         1998
                   ----------------------        -------------------
                        Amount    Percent          Amount    Percent
                   -----------   --------     ------------  ---------
Colorado           $   309,384         10%    $    228,999         9%
Tennessee              306,499         10          263,923        11
Texas                  293,836         10          341,159        14
North Carolina         257,719          9          223,935         9
California             232,493          8          149,316         6
Florida                229,132          8          104,372         4
Louisiana              134,303          5          121,239         5
South Carolina         162,595          5          142,950         6
Virginia               140,870          5          126,182         5
Mississippi            121,507          4          106,889         4
Other                  773,111         26          684,939        27
                    ----------   --------       ----------  --------

Total              $ 2,961,449        100%    $  2,493,903        100%
                   ===========   ========     ============  ========



Note 6            Investment Securities

At December 31, 1999 and 1998, all investment securities were classified as available-for-sale and reported at fair value. Investment securities as of December 31, 1999 and 1998 are as follows:


(Dollars in thousands)                             December 31, 1999
                              ------------------------------------------------------------
                                                           Gross Unrealized    Approximate
                              Original      Amortized      ----------------           Fair
                                Cost           Cost        Gains    Losses           Value
                              -----------  -----------   ---------  --------    ----------
Government obligations        $    37,875  $    37,887   $      28  $    629    $   37,286
Corporate obligations              80,392       80,756          96     1,420        79,432
Certificates of deposit
 and other                         12,789       12,452         114       320        12,246
                              -----------  -----------   ---------  --------    ----------
                              $   131,056  $   131,095   $     238  $  2,369    $  128,964
                              ===========  ===========   =========  ========    ==========


 (Dollars in thousands)                            December 31, 1998
                              ------------------------------------------------------------
                                                           Gross Unrealized    Approximate
                                Original    Amortized      ----------------           Fair
                                  Cost        Cost         Gains     Losses          Value
                              -----------  -----------   ---------  --------    ----------
Government obligations        $    18,637  $    18,649   $     183  $     42    $   18,790
Corporate obligations              95,813       96,075       1,739        93        97,721
Certificates of deposit
 and other                         34,489       34,028         443       162        34,309
                              -----------  -----------   ---------  --------    ----------
                              $   148,939  $   148,752   $   2,365  $    297    $  150,820
                              ===========  ===========   =========  ========    ==========


There were no significant realized gains or losses during 1999, 1998 or 1997.

The following table presents the maturity of the investment securities at December 31, 1999:


(Dollars in thousands)                                         Approximate
                                             Amortized            Fair
                                               Cost               Value
                                            ------------      --------------
Due in one year or less                     $     23,257      $      23,210
Due after one year through five years             75,104             73,271
Due after five years through ten years            29,784             29,533
Due after ten years                                2,950              2,950
                                            ------------      -------------
                                            $    131,095      $     128,964
                                            ============      =============


Note 7            Short-term Debt

Short-term debt at December 31, 1999 and 1998 consisted primarily of commercial paper. Interest expense in 1999 and 1998 related to commercial paper was $18.5 million and $20.6 million.

In addition, during the year, the Company maintained short-term borrowings from the Federal Home Loan Bank of Topeka ("FHLB"). As of December 31, 1999, two short-term fixed advances were outstanding, one in the amount of $31.5 million, maturing January 24, 2000, with an interest rate of 5.89%. The other borrowing was $10.5 million, maturing March 2, 2000, with a fixed interest rate of 5.96%. Interest expense in 1999, 1998 and 1997 related to short-term FHLB borrowings was $1.4 million, $26 thousand, and $0. FHLB borrowings (both short and long-term) are secured by residential mortgage loans with a carrying value at December 31, 1999 of $178.3 million.

Additional information concerning total short-term borrowings is as follows:


                                                      Year Ended December 31,
                                         ----------------------------------------------------
(Dollars in thousands)                        1999               1998                1997
                                         -------------    ---------------      --------------

Outstanding during the year
   Maximum amount at any month end       $     472,945    $       560,823        $    471,980
   Average amount                        $     346,785    $       372,317        $    406,992
   Weighted average interest rate                  5.3%               5.5%                5.8%

Balance at end of year
   Amount                                $     284,175    $       560,823        $    357,532
   Weighted average interest rate                  6.2%               5.7%                6.1%


Weighted average interest rates include the effect of commitment fees.

Short-term notes totaling $116 million and $74 million were issued in December, 1999 and 1998. The proceeds of these notes were used to purchase investment securities and were repaid through liquidation of these securities in the month following issuance. This short-term debt has been reflected net of the securities balances in the accompanying Consolidated Statements of Financial Condition.

In August 1999, the Company and Washington Mutual entered into two revolving credit agreements with the Chase Manhattan Bank as administrative agent: a $600 million 364-day facility and a $600 million four-year facility, each to be used for general corporate purposes, including back-up for the Company's and Washington Mutual's commercial paper programs. The Company may borrow a total of $1.2 billion under these facilities, and Washington Mutual may borrow a total of $500 million under these facilities. These credit agreements replace a $550 million revolving credit line which was previously available. There were no borrowings under these revolving credit agreements in 1999 or 1998. These revolving credit agreements have restrictive covenants which include: a minimum consolidated net worth test; a limit on senior debt to the borrowing base (up to 10:1); and subsidiary debt (excluding bank deposits and intercompany debt) may not exceed 15% of total debt. As of December 31, 1999, the Company was in compliance with all restrictive covenants.

Note 8            Long-term Debt

Long-term debt at December 31, 1999 and 1998 was comprised of the following:


(Dollars in thousands)                                         1999           1998
                                                       ------------    -----------

Senior notes and debentures (unsecured)
   7.875%, due February 15, 1999                       $     -         $     99,995
   6.75%, due May 15, 1999                                   -               99,998
   6.3%, due July 15, 2000                                   99,988          99,968
   6.125%, due December 1, 2000                             149,901         149,800
   7.75%, due June 15, 2001                                 149,975         149,959
   7.25%, due June 15, 2001                                  99,949          99,916
   6.0%, due August 1, 2001                                 199,812         199,697
   6.75%, due August 15, 2001                                99,968          99,950
   6.0%, due May 15, 2002                                   149,744          -
   6.30%, due October 1, 2002                               149,733         149,644
   6.50%, due November 15, 2003                             149,526         149,415
   5.85%, due January 27, 2004                              199,754          -
   7.375%, due September 1, 2004                            298,935          -
   7.25%, due June 15, 2006                                 248,603          -
                                                       ------------    ------------

     Total senior debt                                    1,995,888       1,298,342
                                                       ------------    ------------

Senior subordinated notes and debentures (unsecured)
   7.5%, due July 1, 1999                                    -               99,925
                                                       ------------    ------------

Federal Home Loan Bank notes (secured)
   6.08%, due March 29, 2001                                 60,000          -
   5.50%, due May 1, 2001                                     3,900          18,900
   5.92%, due March 20, 2003                                 10,000          10,000
                                                       ------------    ------------

     Total Federal Home Loan Bank notes                      73,900          28,900
                                                       ------------    ------------

     Total long-term debt                              $  2,069,788    $  1,427,167
                                                       ============    ============

Aggregate maturities of long-term debt at December 31, 1999 are as follows:


(Dollars in thousands)                   Federal
                          Senior        Home Loan
                           Debt         Bank Notes       Total
                       ------------    ------------  ------------
2000                   $    249,889    $       -     $    249,889
2001                        549,704          63,900       613,604
2002                        299,477            -          299,477
2003                        149,526          10,000       159,526
2004                        498,689            -          498,689
2005 and thereafter         248,603            -          248,603
                       ------------    ------------  ------------
                       $  1,995,888    $     73,900  $  2,069,788
                       ============    ============  ============


Interest expense related to senior notes outstanding in 1999, 1998 and 1997 was $115.5 million, $100.9 million, and $95.6 million.

On May 1, 1997, the Company obtained an adjustable rate advance from the FHLB in the amount of $21.5 million. Under the credit agreement, which matures May 1, 2001, interest is payable monthly and adjusts every seven days to a rate equal to the FHLB's One Week Repo rate plus 10 basis points (5.50% at December 31,
1999). As a result of prepayments made in 1998 and 1999, the outstanding balance as of December 31, 1999 was $3.9 million.

On March 20, 1998, the Company obtained an adjustable advance from the FHLB in the amount of $10 million. On a specified day each quarter, the FHLB has the option to call the advance at par. Under the credit agreement, which matures March 20, 2003, interest is payable monthly and adjusts monthly to a rate equal to the FHLB's One-Month Short-Term Advance Rate (5.68% at December 31, 1999).

On March 26, 1999, the Company obtained an adjustable rate advance from the FHLB in the amount of $60 million. Under the credit agreement, which matures March 29, 2001, interest is payable monthly and adjusts every quarter to a rate equal to the 3 month LIBOR rate less 10 basis points (6.08% at December 31, 1999).

Interest expense related to long-term FHLB debt in 1999, 1998 and 1997 was $3.4 million, $1.7 million, and $1.1 million.

Note 9            Customer Deposits

The book value of the Company's customer deposits as of December 31, 1999 and 1998 are as follows:


(Dollars in thousands)               1999       1998
                                ---------   ----------

Money market accounts           $  13,576   $   15,382
Savings accounts                    1,434        1,340
Certificates of deposit
  under $100,000                  153,524      155,287
Certificates of deposit
  $100,000 and over                21,400       15,509
                               ----------   ----------
                               $  189,934   $  187,518
                               ==========   ==========


Maturities of time deposits are $129.2 million in 2000, $35.1 million in 2001, $3.6 million in 2002 and $7.0 million thereafter.

Note 10           Income Taxes

The components of income tax expense (benefit) are as follows:


                                           Year Ended December 31,
                              ------------------------------------------------
(Dollars in thousands)                1999               1998             1997
                              ------------       ------------       ----------

Current

   Federal                   $      35,896      $      38,808       $   28,567
   State                             8,032              6,900            5,237
Deferred                             1,792            (11,008)          (4,060)
                             -------------      -------------       ----------
                             $      45,720      $      34,700       $   29,744
                             =============      =============       ==========


The  provisions  for  income  taxes  differ  from  the  amounts   determined  by
multiplying pre-tax income by the statutory Federal income tax rate of 35% for 1999, 1998 and 1997. A reconciliation between these amounts is as follows:

                                                          Year Ended December 31,
                                      ---------------------------------------------------------------------------
(Dollars in thousands)                           1999                     1998                      1997
                                      ----------------------    ----------------------    ----------------------
                                                        % of                      % of                      % of
                                                      Pretax                    Pretax                    Pretax
                                         Amount       Income       Amount       Income       Amount       Income
                                      ---------    ---------    ---------    ---------    ---------     --------
Income taxes at statutory rates       $  41,549         35.00%  $  30,655        35.00%   $  26,611        35.00%
Increase (reduction) in taxes
   resulting from:
    State income taxes, net of
     Federal benefit                      4,172         3.52        4,025         4.60        2,972         3.91
    Other                                   (1)         (.01)          20          .01          161          .21
                                      ---------    ----------   ---------    ---------     --------     --------
                                      $  45,720         38.51%  $  34,700        39.61%   $  29,744        39.12%
                                      =========    ==========   =========    =========    =========     ========


Deferred taxes result from temporary differences in the recognition of certain items for tax and financial reporting purposes. The significant components of the Company's net deferred tax asset (liability) were as follows:


                                                        December 31,
                                                 ----------------------------
(Dollars in thousands)                                  1999             1998
                                                 -----------     ------------

Deferred tax assets:
   Credit loss reserves                          $    40,970     $     31,564
   Employee benefits accruals                          5,892              577
   Unearned insurance commissions                      4,678            7,466
   Basis differences on premises and equipment           170               81
   State taxes                                          -               2,543
   Other                                               2,616            8,669
                                                 -----------     ------------
     Total deferred tax assets                        54,326           50,900
                                                 -----------     ------------

Deferred tax liabilities:
   Amortization of intangibles                   $   (10,877)    $    (11,614)
   State taxes                                        (2,439)            -
   Loan interest and fee income                       (3,471)            (511)
   Other                                                (674)          (1,652)
                                                 -----------     ------------
     Total deferred tax liabilities                  (17,461)         (13,777)
                                                 -----------     ------------
Net deferred tax asset                           $    36,865     $     37,123
                                                 ===========     ============


Note 11           Retirement and Savings Plans

Substantially all of the Company's employees participate in a noncontributory defined contribution pension plan maintained by Washington Mutual ("the Plan"). Accumulated plan benefits and annual pension cost are derived from an allocation formula based on the Company's total participants and the Plan's total participants.

Pension cost (benefit) for the Company's participants for the years ended December 31, 1999, 1998, and 1997 was $1,074,000, $(150,000) and $(150,000). Due
to the Company's participation in a multi-employer defined benefit plan, information as to separate Company participant assets and vested benefits is not presented.

The Company's employees also participate in an employee savings plan maintained by Washington Mutual, which allows employees to defer part of their pre-tax compensation until retirement. Company contributions equal 50% of the contributions made by employees up to 6% of salary plus annual discretionary amounts, if any, as determined by management. The Company's cost is based on the actual contribution related to its participating employees. Total expense was approximately $3.0 million, $2.5 million and $1.0 million for the years ended December 31, 1999, 1998 and 1997.


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

The net postretirement medical and life insurance expense allocated to the Company for the years ended December 31, 1999, 1998 and 1997 was approximately $245,000, $344,000 and $358,000.

Note 12           Leases

The Company leases office space, computers, office equipment and automobiles, generally for terms of five or fewer years.

The Company has no material capital leases. Under operating leases that have initial or remaining noncancelable lease terms in excess of one year, approximate aggregate annual minimum rentals are $8.8 million in 2000; $6.8 million in 2001; $5.2 million in 2002; $3.3 million in 2003; and $1.7 million in 2004. Rent expense for the years ended December 31, 1999, 1998 and 1997 was $11.9

Note 13           Contingencies

The Company and certain of its subsidiaries are parties to various lawsuits and proceedings arising in the ordinary course of business. The Company has also been named as a defendant in a number of class action suits, in which various industry-wide practices arising from routine business activities are being challenged and various damages are being sought. Certain of these lawsuits and proceedings arise in jurisdictions, such as Alabama and Mississippi, that permit damage awards disproportionate to the actual economic damages incurred. Based upon information presently available, the Company believes that the total amounts that will ultimately be paid, if any, arising from these lawsuits and proceedings will not have a material adverse effect on the Company's consolidated results of operations and financial position. However, it should be noted that the frequency of large damage awards, including large punitive damage awards, that bear little or no relation to actual economic damages incurred by plaintiffs in jurisdictions like Alabama and Mississippi continues to increase and creates the potential for an unpredictable judgment in any given suit.

Note 14           Transactions with Related Parties

Significant transactions with Washington Mutual or its subsidiaries in addition to those described in Note 3 are identified as follows:

o Washington Mutual Bank FA, another subsidiary of Washington Mutual, provided the Company with certain administrative services, including human resources and cash management, for which the Company paid management fees of $1.7 million in 1999, $1.1 million in 1998 and $1.9 million in 1997.

o The Company made payments to Washington Mutual pursuant to a tax allocation policy and in connection with the retirement and savings plans.

o Included in accounts payable and other liabilities are amounts due to Washington Mutual. At December 31, 1999 and 1998, these amounts totaled $35.8 million and $6.7 million.

Note 15   Lines of Business

The Company is managed along two major lines of business: consumer finance and consumer banking. The Company provides information on the performance of these business segments which are strategic lines of business managed by the Executive Committee under the direction of the Chief Executive Officer. The financial performance of these business lines is measured by the Company's profitability reporting processes.

The Company's business segments are managed through its Executive Committee, which is the senior decision making group of the Company. The Executive Committee is comprised of eleven members including the Chairman and Chief Executive Officer, the President and Vice Presidents who manage key business and operational areas within the Company.

Both segments are managed by an executive team that is responsible for sales, marketing, sales support, operations and certain administrative functions. Back office support is provided to each segment through executives responsible for lending administration, information systems, finance, legal, marketing and human resources.

Operating revenues and expenses are directly assigned to business segments in determining their operating income. The financial results of each segment are derived from the Company's general ledger systems. Certain adjustments have been made to recorded general ledger accounts to appropriately reflect results of operations and financial position transfers among segments.

The organizational structure of the institution and the allocation methodologies it employs result in business line financial results that are not necessarily comparable across companies. As such, the Company's business line performance may not be directly comparable with similar information from other consumer finance companies.

Financial highlights by lines of business were as follows:


(Dollars in thousands)                                             Year Ended December 31,
                              ------------------------------------------------------------------------------------------------
                                           1999                            1998                             1997
                              --------------------------------  -----------------------------    -----------------------------
                               Consumer   Consumer              Consumer   Consumer              Consumer   Consumer
                               Finance    Banking      Total    Finance    Banking      Total    Finance    Banking   Total
                              ----------  --------  ----------  ---------  --------   --------  ---------  --------  ---------

Condensed income statement:
Net interest income after
   provision for loan losses  $  207,160  $ 17,645  $  224,805  $ 188,051  $ 15,381  $ 203,432  $ 165,702  $ 14,903  $ 180,605
Other operating income            29,032       469      29,501     26,380       767     27,147     26,063       492     26,555
Operating expenses               128,049     7,545     135,594    136,275     6,717    142,992    124,554     6,575    131,129
                              ----------  --------  ----------  ---------  --------  ---------  ---------  --------  ---------

Income before income
   taxes                         108,143    10,569     118,712     78,156     9,431     87,587     67,211     8,820     76,031
Income taxes                      41,678     4,042      45,720     31,092     3,608     34,700     26,370     3,374     29,744
                              ----------  --------  ----------  ---------  --------  ---------  ---------  --------  ---------

Net income                    $   66,465  $  6,527  $   72,992  $  47,064  $  5,823  $  52,887  $  40,841  $  5,446  $  46,287
                              ==========  ========  ==========  =========  ========  =========  =========  ========  =========


Other disclosures:


                                              December 31,
                    -----------------------------------------------------------------
                                1999                               1998
                    -------------------------------   -------------------------------
                       Consumer Consumer              Consumer   Consumer
                       Finance   Banking      Total    Finance    Banking       Total
                    ---------- ---------  ---------- ---------- ---------  ----------
Total assets        $2,821,116 $ 406,441  $3,227,557 $2,415,476 $ 329,234  $2,744,710

Total equity        $ 422,650  $  52,508  $ 475,158  $ 373,190  $  46,140  $  419,330


Note 16     Approximate Fair Values of Financial Instruments

A summary of the approximate fair values of the Company's financial instruments, as compared to their carrying values, is set forth in the following table:


(Dollars in thousands)
                                    December 31, 1999          December 31, 1998
                             --------------------------    ------------------------
                                 Carrying   Approximate      Carrying   Approximate
                                    Value    Fair Value         Value    Fair Value
                             ------------  ------------    -----------  -----------
Consumer finance receivables $  3,061,757  $  3,053,585    $ 2,574,396  $ 2,530,486
Investment securities             128,964       128,964        150,820      150,820
Short-term debt                   284,175       284,175        560,823      560,823
Long-term debt                  2,069,788     2,043,693      1,427,167    1,451,704
Customer deposits                 189,934       187,499        187,518      189,717


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

         Cash  and  cash  equivalents.  The  carrying  amount  reported  in  the
         statement  of  financial   condition  for  cash  and  cash  equivalents
         approximates its fair value given its highly liquid nature.

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

         Accounts payable and other liabilities. The carrying amount reported in the statement of financial condition for accounts payable and other liabilities approximates its fair value given its settlement on demand nature.

Note 17       Selected Quarterly Financial Data (Unaudited)

A summary of the quarterly results of operations for the years ended December 31, 1999 and 1998 is set forth below:

                                                         As of and for the Quarter Ended
                              ----------------------------------------------------------------------------------------------
                                     March 31,                June 30,           September 30,          December 31,
                              ----------------------  ----------------------  ----------------------  ----------------------
(Dollars in thousands)           1999        1998       1999         1998        1999        1998        1999        1998
                              ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

Net interest income before
 Provision for credit losses  $   78,388  $   66,907  $   80,494  $   67,957  $   81,429  $   71,791  $   85,084  $   76,537
                              ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

Provision for credit losses       25,600      18,000      26,040      18,300      25,100      21,800      23,850      21,660
Other operating income             6,655       6,489       6,868       5,777       7,415       7,844       8,563       7,037
Other operating expenses          33,712      32,941      32,065      32,026      32,618      32,456      33,239      41,952
Goodwill amortization
 Expense                             935       1,019         971         866         970         866       1,084         866
                              ----------  ----------  ----------  ----------  ----------  ----------  ----------   ---------

Income before income taxes        24,796      21,436      28,286      22,542      30,156      24,513      35,474      19,096

Income tax provision               9,670       8,500      11,030       8,900      11,760       9,700      13,260       7,600
                              ----------  ----------  ----------  ---------   ----------  ---------   ----------   ---------

Net income                    $   15,126  $   12,936  $   17,256  $   13,642  $   18,396  $   14,813  $   22,214  $   11,496
                              ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========

Consumer finance
 Receivables, net             $2,539,015  $2,215,439  $2,648,241  $2,242,928  $2,792,908  $2,353,441  $2,961,449  $2,493,903
                              ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  Index of Documents filed as a part of this Report:

  1.    Financial Statements

        Included in Part II of this Report:

                                                                           PAGE

        Report of Independent Certified Public Accountants...................24

        Washington Mutual Finance Corporation and Subsidiaries:
          Consolidated Statements of Financial Condition
           at December 31, 1999 and 1998.....................................25
          Consolidated Statements of Operations, Comprehensive Income
           and Retained Earnings for the Years Ended December 31, 1999,
           1998 and 1997.....................................................26
          Consolidated Statements of Cash Flows
           for the Years Ended December 31, 1999, 1998 and 1997..............27
          Notes to Consolidated Financial Statements.........................28

  2.    Financial Statement Schedules

        All schedules are omitted because of the absence of the conditions under which they are required or because the required information is set forth in the financial statements or related notes.

  3.    Exhibits

        Included in Part IV of this Report:

     Exhibit Number

      (2)    (a)  Agreement   dated  as  of  April  30,  1996,   between   Great
                  Western Bank and First  Community Financial Services, Inc. (i)
             (b)  Amendment to Exhibit (2) (a) dated as of August 31, 1996. (ii)
             (c)  Agreement  dated as of April 30, 1996,  between Great  Western
                  Bank and Blazer  Financial Services, Inc. (i)
             (d)  Amendment to Exhibit (2) (c) dated as of August 31, 1996. (ii)
             (e)  Agreement  dated  as  of  April   30,   1996,  between   Great
                  Western   Bank  and   Blazer   Financial  Services,  Inc.   of
                  Florida. (i)

             (f)  Amendment to Exhibit (2) (e) dated as of August 31, 1996. (ii)
             (g) Agreement dated as of December 31, 1996, between Great Western Financial Corporation and Aristar, Inc. (iii)
      (3)    (a)  Certificate  of  Incorporation  of  Washington  Mutual Finance
                  Corporation as presently in effect.  (iv)
             (b) By-Laws of Washington Mutual Finance Corporation as presently in effect. (iv)
      (4)    (a)  Indenture dated as of July 1, 1992 between  Aristar,  Inc. and
                  The Chase Manhattan Bank, N.A., as trustee. (v)
             (b) Indenture dated as of July 1, 1995 between Aristar, Inc. and The Bank of New York, as trustee. (vi)
             (c) Indenture dated as of October 1, 1997 between Aristar, Inc. and First Union National Bank, as trustee. (vii)
             (d) Indenture dated as of November 15, 1997 between Aristar, Inc. and First Union National Bank, as trustee. (vii)
             (e) Indenture dated as of June 23, 1999 between Aristar, Inc. and Harris Trust and Savings Bank, as trustee.(viii)
             (f) The registrant hereby agrees to furnish the Securities and Exchange Commission upon request with copies of all instruments defining rights of holders of long-term debt of Washington Mutual Finance Corporation and its consolidated subsidiaries.
     (10)    (a)  Income  Tax  Allocation  Agreement  between  Aristar, Inc. and
                  Washington Mutual, as successor to Great Western Financial Corporation (as amended effective August 31, 1999). (ix)
             (b) 364-Day Credit Agreement by and among Washington Mutual and Aristar, Inc. and The Chase Manhattan Bank, as Administrative Agent. (x)
             (c) Four-Year Credit Agreement by and among Washington Mutual and Aristar, Inc. and The Chase Manhattan Bank, as Administrative Agent. (x)
     (12)         Statement Re: Computation of Ratios.
     (23)         Consent of Deloitte & Touche LLP.
     (24)         Power of Attorney included on Page 48 of the Form 10-K.
     (27)         Financial Data Schedule.

                (i) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, Commission file number 1-3521.
                (ii) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, Commission file number 1-3521.
                (iii) Incorporated by reference to  Registrant's  Current Report on Form 8-K dated December 31, 1996, Commission file number 1-3521.
                (iv) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987, Commission file number 1-3521.
                (v) Incorporated by reference to Registrant's Current Report on Form 8-K dated June 24, 1992, Commission file number 1-3521.
                (vi) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, Commission file number 1-3521.
                (vii) Incorporated by reference to  Registrant's  Current Report on Form 8-K dated October 6, 1997, Commission file number 1-3521.
                (viii)Incorporated by reference to  Registrant's  Report on Form
                      424B2  dated  November  6, 1997,  Commission  file  number
                      1-3521.
                (ix) Incorporated by reference to Washington Mutual, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999, Commission file number 1-14667.
                (x) Incorporated by reference to Washington Mutual, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, Commission File No. 1-14667.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the period covered by this Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTON MUTUAL FINANCE CORPORATION

By    /s/ H. Philip Goodeve                              March 30, 2000
----------------------------------------                 ----------------------
H. Philip Goodeve, Senior Vice President                 Date
and Chief Financial Officer
(Principal Accounting Officer)

                                      POWER OF ATTORNEY

Each person whose signature appears below hereby authorizes H. Philip Goodeve as attorney-in-fact to sign on his behalf as an individual and in every capacity stated below, and to file all amendments to the registrant's Form 10-K, and the registrant hereby confers like authority to sign and file in its behalf.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2000.

/s/ Craig J. Chapman
----------------------------------------
Craig J. Chapman, President and Director
(Principal Executive Officer)


/s/ Craig E. Tall
----------------------------------------
Craig E. Tall, Director


/s/ Fay L. Chapman
----------------------------------------
Fay L. Chapman, Director


/s/ James B. Fitzgerald
----------------------------------------
James B. Fitzgerald, Director


/s/ William A. Longbrake
----------------------------------------
William A. Longbrake, Director