Form 10-Q
period 2000-03-31
WASHINGTON MUTUAL FINANCE CORP
filed 2000-05-12
CIK 7214

1
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                                        FORM 10-Q


(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000 OR ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For   the   transition    period    from......................................to
 ...................................
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

          Yes     X      No

                             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 30, 2000, there were 1,000 shares of Common Stock outstanding. Registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

               WASHINGTON MUTUAL FINANCE CORPORATION AND SUBSIDIARIES

                                      FORM 10-Q


                                        INDEX


Part I.    Financial Information:

     Item 1.  Financial Statements

       Consolidated Statements of Financial Condition -
         March 31, 2000 and December 31, 1999............................3

       Consolidated Statements of Operations, Comprehensive Income
        and Retained Earnings -
         Three Months Ended March 31, 2000 and 1999......................4

       Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 2000 and 1999......................5

       Notes to Consolidated Financial Statements........................6

     Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations.........................9 - 14

Part II. Other Information:

     Item 5.   Other Information........................................15

     Item 6.  Exhibits and Reports on Form 8-K..........................16

     Signature .........................................................17

Item 1.    Financial Statements

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Consolidated Statements of Financial Condition
(Unaudited)


(Dollars in thousands, except par value)                  March 31,     December 31,
                                                               2000             1999
                                                     --------------   --------------

ASSETS

Consumer finance receivables, net                    $    3,195,227  $     2,961,449
Investment securities                                       165,513          128,964
Cash and cash equivalents                                     2,349           40,008
Property, equipment and leasehold improvements, net          22,987           22,112
Goodwill, net                                                50,199           51,340
Other assets                                                 24,618           23,684
                                                     --------------  ---------------
   TOTAL ASSETS                                      $    3,460,893  $     3,227,557
                                                     ==============  ===============


LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities
Short-term debt                                      $      520,920  $       284,175
Long-term debt                                            2,070,075        2,069,788
                                                     --------------  ---------------
     Total debt                                           2,590,995        2,353,963
Customer deposits                                           176,884          189,934
Accounts payable and other liabilities                      190,854          208,502
                                                     --------------  ---------------
     Total liabilities                                    2,958,733        2,752,399
                                                     --------------  ---------------

Stockholder's equity
Common stock: $1.00 par value;
  10,000 shares authorized; 1,000
  shares issued and outstanding                                   1                1
Paid-in capital                                              57,710           48,960
Retained earnings                                           446,979          427,635
Accumulated other comprehensive loss                         (2,530)          (1,438)
                                                     --------------  ---------------
     Total stockholder's equity                             502,160          475,158
                                                     --------------  ---------------
   TOTAL LIABILITIES AND
    STOCKHOLDER'S EQUITY                             $    3,460,893  $     3,227,557
                                                     ==============  ===============


See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Consolidated Statements of Operations, Comprehensive Income and Retained
Earnings
(Unaudited)

                                                    For the Three Months
                                                       Ended March 31,
                                               ---------------------------
(Dollars in thousands)                                 2000         1999
                                               ------------    -----------
Loan interest and fee income                   $    126,852    $   110,694
Investment securities income                          2,784          2,498
                                               ------------    -----------
  Total interest income                             129,636        113,192

Interest and debt expense                            43,541         34,804
                                               ------------    -----------
Net interest income before
   provision for credit losses                       86,095         78,388

Provision for credit losses                          24,477         25,600
                                               ------------    -----------
Net interest income                                  61,618         52,788
                                               ------------    -----------
Non-interest income                                   7,872          6,655

Non-interest expenses:
  Personnel                                          22,985         19,156
  Occupancy                                           3,273          2,664
  Advertising                                         1,876          2,348
  Goodwill amortization                               1,141            935
  Other                                               9,021          9,544
                                               ------------    -----------
                                                     38,296         34,647
                                               ------------    -----------
Income before income taxes                           31,194         24,796

Provision for federal and state income taxes         11,850          9,670
                                               ------------    -----------
Net income                                           19,344         15,126

Net unrealized holding losses on securities
   arising during period, net of tax                 (1,092)          (874)
                                               ------------    -----------
Comprehensive income                           $     18,252    $    14,252
                                               ============    ===========
Retained Earnings
  Beginning of period                          $    427,635    $   369,143
  Net income                                         19,344         15,126
  Dividends paid                                         -          (4,000)
                                               ------------    -----------
  End of period                                $    446,979    $   380,269
                                               ============    ===========


See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                                           For the Three Months
                                                             Ended March 31,
                                                       ---------------------------------
(Dollars in thousands)                                      2000                1999
                                                       -----------           -----------
Operating activities
  Net income                                           $    19,344           $    15,126
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for credit losses                          24,477                25,600
       Depreciation and amortization                         4,337                 2,385
       (Decrease) increase in accounts payable
      and other liabilities                                (17,129)                1,506
  Increase in other assets                                    (934)               (2,396)
                                                       -----------           -----------
Net cash provided by operating activities                   30,095                51,895
                                                       -----------           -----------
Investing activities
   Investment securities purchased                         (52,478)               (9,487)
   Investment securities matured or sold                    14,342                11,447
   Net increase in consumer finance receivables           (260,107)              (71,412)
   Net increase in property, equipment and
     leasehold improvements                                 (1,956)               (1,301)
                                                       -----------           -----------
   Net cash used in investing activities                  (300,199)              (70,753)
                                                       -----------           -----------
Financing activities
   Net (decrease) increase in customer deposits            (13,050)               10,503
   Net increase (decrease) in short-term debt              236,745              (132,271)
   Proceeds from issuance of long-term debt                    -                 259,700
   Repayments of long-term debt                                -                (115,000)
   Capital contributed by parent                             8,750                  -
   Dividends paid                                              -                  (4,000)
                                                       -----------           -----------
   Net cash provided by financing activities               232,445                18,932
                                                       -----------           -----------
Net (decrease) increase  in cash and
  cash equivalents                                         (37,659)                   74

Cash and cash equivalents
 Beginning of period                                        40,008                24,180
                                                       -----------           -----------
 End of period                                         $     2,349            $   24,254
                                                       ===========           ===========
Supplemental disclosures of cash flow information
 Interest paid                                         $    38,429            $   29,885
 Intercompany (refunds) payments (net of refunds)
  in lieu of federal and state income taxes                   (113)                    4


See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1        Basis of Presentation

The accompanying consolidated financial statements of Washington Mutual Finance Corporation and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

Note 2        Lines of Business

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

Financial highlights by line of business were as follows:

(Dollars in thousands)                                             Three Months Ended March 31,
                                    -------------------------------------------------------------------------------
                                                      2000                                          1999
                                    -----------------------------------         -----------------------------------
                                    Consumer      Consumer                      Consumer     Consumer
                                     Finance       Banking        Total          Finance      Banking         Total
                                  ----------    ----------   ----------      -----------   ----------    ----------
Condensed income statement:
Net interest income after
   provision for credit losses   $    56,638   $     4,980  $    61,618      $    48,839  $     3,949   $    52,788
Other operating income                 7,777            95        7,872            6,514          141         6,655
Operating expenses                    36,367         1,929       38,296           32,932        1,715        34,647
                                 -----------   -----------  -----------      -----------  -----------   ------------
Income before income
   taxes                              28,048         3,146       31,194           22,421        2,375        24,796
Income taxes                          10,647         1,203       11,850            8,759          911         9,670
                                 -----------   -----------  -----------      -----------  -----------   -----------
Net income                       $    17,401   $     1,943  $    19,344      $    13,662  $     1,464   $    15,126
                                 ===========   ===========  ===========      ===========  ===========   ===========



Other disclosures:
                                               March 31, 2000                         December 31, 1999
                                 --------------------------------------      --------------------------------------
                                    Consumer      Consumer                      Consumer     Consumer
                                     Finance       Banking        Total          Finance      Banking         Total
                                 -----------   -----------  -----------      -----------  -----------   -----------
Total assets                     $ 3,040,763   $   420,130  $ 3,460,893      $ 2,821,116  $   406,441   $ 3,227,557

Total equity                     $   447,765   $    54,395  $   502,160      $   422,650  $    52,508   $   475,158


Note 3        Related Party Transaction

In March 2000, the Company acquired $123.0 million of single family residence loans from Long Beach Mortgage Company, a wholly owned subsidiary of Washington Mutual. The Company paid an amount which approximated the historical cost of the assets acquired. These loans are reported as consumer finance receivables on the Consolidated Statements of Financial Condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report.

This report contains forward-looking statements, which are not historical facts and pertain to future operating results of the Company. These forward-looking statements are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plan, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words "expects," "anticipate," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the results discussed in these forward-looking statements for the reasons, among others, discussed under the heading "Business-Risk Factors" included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which is incorporated herein by reference.

Overview

The Company continued to build on its record results in 1999, producing strong growth in the first quarter of 2000. First quarter net income of $19.34 million represents a 27.89% increase over the same period in 1999. The following are key highlights of the Company's performance:

o Return on average assets during the first quarter improved to 2.34% from 2.18% in the same period of 1999.

o Net consumer finance receivables increased 7.69% during the quarter as compared to 1.98% in the first quarter of 1999. The Company has historically experienced a reduction in consumer finance receivables during this period.

o Yields earned on consumer finance receivables declined from 17.03% in the first quarter of 1999 to 16.13% in the same period in 2000 due primarily to a shift in product mix towards lower yielding real estate secured loans and increased amortization of deferred loan origination costs.

o Both net interest spread and net interest margin were down compared to the prior year. These decreases are a result of the decline in yields earned discussed above,coupled with an increase in the weighted average cost of funds of 28 basis points, which is a reflection of the increasing interest rate environment associated with the Company's borrowings. See "Consolidated Results of Operations."

o Operating efficiency, defined as the ratio of non-interest operating expenses, excluding the amortization of goodwill, to total revenue, improved slightly from 39.64% in the first quarter of 1999 to 39.54% in the same period of 2000.

o Delinquencies (accounts contractually past-due greater than 60 days) as a percentage of gross consumer finance receivables improved, decreasing from 2.31% at December 31, 1999 to 2.18% at March 31, 2000.

o Net charge-offs totaled $22.78 million in the first quarter of 2000, as compared to $19.70 million during the same period in 1999. Net charge-offs as a percentage of average consumer finance receivables (excluding unearned finance charges and deferred loan fees) were 2.90% in the first quarter of 2000, as compared to 3.03% in the same period of 1999.

Consolidated Results of Operations

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses during the first quarter of 2000 increased 9.83% to $86.10 million, compared to $78.39 million in the same period of 1999. Net interest margin for the first quarter of 2000 was 10.43%, compared to 11.40% during the same period in 1999.

The increase in net interest income before provision for credit losses during the first quarter of 2000 reflects growth in average net consumer finance receivables to $3.14 billion, which was $544.39 million, or 20.94%, greater than the average balance during the same period in 1999. This is primarily a result of management's continued implementation of the internal growth initiative through the branch network, as well as an ongoing pursuit of strategic acquisitions. Partially offsetting this portfolio growth is a 90 basis point decrease in portfolio yield. This yield compression is a result of remixing the portfolio to a larger percentage of lower-yielding real estate secured loans and the increase in the amortization of deferred loan origination costs. The other factor adversely impacting the portfolio yield was the lower average permissible rate, due to rising average loan size, given the structure of various state interest rate regulation thresholds.

In order to finance the growth in consumer finance receivables, average debt outstanding increased $435.80 million, or 19.86%, to $2.63 billion during the first quarter of 2000, as compared to the same period in 1999. During the latter half of 1999, the mix of debt was shifted to longer term, senior debt in order to lessen the impact of higher short-term borrowing rates caused by the Year 2000 liquidity risk. In addition, the rates paid on commercial paper and FHLB advances during the first quarter of 2000 were 70 and 93 basis points higher, respectively, than in the same period of 1999, due to the recent rising interest rate environment associated with short-term borrowings. As a result, the overall cost of debt increased 28 basis points, as compared to the first quarter of the prior year.

The following chart reflects the average balances and related effective yields during the first quarter of 2000 and 1999, as described above:

(Dollars in thousands)                                 Three Months Ended March 31,
                                 -------------------------------------------------------
                                            2000                           1999
                                 -----------------------       --------------------------
                                    Average                       Average
                                    Balance       Rate            Balance        Rate
Interest-earning assets:         ------------   --------       ------------     -------
  Real estate secured
     loans                       $  1,530,797      12.40%      $  1,151,968       12.38%
  Personal loans                    1,324,713      21.59          1,166,365       22.96
  Retail sales contracts              289,275      10.89            282,061       11.48
                                 ------------    -------       ------------     -------
                                    3,144,785      16.13          2,600,394       17.03

Investment securities                 157,890       7.05            149,353        6.69
                                 ------------     ------       ------------     -------
Total interest-earning
  assets                         $  3,302,675      15.70%     $  2,749,747        16.47%
                                 ============     ======      ============      -------
Interest-bearing liabilities:
  Senior debt                    $  1,996,032       6.87%     $  1,498,122         6.82%
  Commercial paper                    319,163       5.97           429,987         5.27
  Customer deposits                   183,635       5.44           192,566         5.55
  FHLB advances                       131,541       6.04            73,900         5.11
                                 ------------     ------       -----------      -------
Total interest-bearing
  liabilities                    $  2,630,371       6.62%      $  2,194,575        6.34%
                                 ============     ======       ============     =======
Net interest spread                                 9.08%                         10.13%
                                                  ======                        =======
Net interest margin                                10.43%                         11.40%
                                                  ======                        =======



Provision for Credit Losses

The provision for credit losses during the first quarter of 2000 was $24.48 million, compared to $25.60 million in the same period of 1999. In the first quarter of 2000, the annualized provision for credit losses was 3.11% of average consumer finance receivables (excluding unearned finance charges and deferred loan fees), as compared to 3.94% during the same period of 1999. See further discussion in "Allowance for Credit Losses."

Other Operating Income

Other operating income increased 18.29% in the first quarter of 2000 to $7.87 million, compared to $6.66 million during the same period of 1999. Other operating income is comprised of revenue earned from the sale of various ancillary products to borrowers at the branch locations including life insurance, accident and health insurance, property and casualty insurance, accidental death and dismemberment insurance, involuntary unemployment insurance and auto club memberships. The increase in 2000 is related to the increase in the number of loans originated during the first quarter, partially offset by the shift in originations to loans which tend to have a lower insurance penetration.

Operating Expenses

Operating expenses in the first quarter of 2000 were 10.53% higher, or $38.30 million, as compared to $34.65 million during the same period in 1999. This increase is primarily a result of higher personnel and occupancy expenses associated with an increase in both headcount and number of office locations as compared to the same period in 1999. Nonetheless, the efficiency ratio improved by 25 basis points when comparing these periods.

Provision for Income Taxes

The provision for income taxes during the first quarter of 2000 was $11.85 million, which represents an effective rate of 37.99%. This compares to $9.67 million, or 39.0% in the same period of 1999.

Segment Results

The Company is managed along two major lines of business: consumer finance and consumer banking. Following is an overview of the performance of each segment in the first quarter of 2000:

Consumer Finance

o Net income increased 27.37% to $17.40 million in the first quarter of 2000, from $13.66 million in the same period of 1999.

o The consumer finance receivables portfolio experienced significant growth during the quarter, totaling $226.84 million, or 8.45% over the prior year-end. Included in this growth was the acquisition from Long Beach Mortgage discussed in Note 3 to the Consolidated Financial Statements.

o Net interest margin decreased as a result of slight yield erosion on receiv-ables caused by the shift in product mix toward real estate secured loans, coupled with the full-year impact of increased amortization of deferred loan origination costs. In addition, there was an increase in the cost of funds as discussed in "Consolidated Results of Operations."

Consumer Banking

o Net income increased 32.72% to $1.94 million in the first quarter of 2000, from $1.46 million during the same period of 1999.

o The consumer banking receivables portfolio increased $8.64 million, or 2.30% over the prior year-end during the first quarter of 2000.

o Net interest margin decreased as a result of slight yield erosion on receivables, coupled with an increased cost of funds due to a reduction in customer deposits and higher rates paid on FHLB borrowings.

Asset Quality

Allowance for Credit Losses

In order to establish the Company's allowance for credit losses, the consumer finance receivables portfolio is segmented into two categories: real estate secured and non-real estate secured (personal loans and retail sales contracts). The determination of the level of the allowance for credit losses and, correspondingly, the provision for credit losses for these homogeneous loan pools rests upon various judgments and assumptions used to determine the risk characteristics of each portfolio. These judgments are supported by analyses that fall into three general categories: (i) economic conditions as they relate to the Company's current customer base and geographic distribution; (ii) a predictive analysis of the outcome of the current portfolio (a migration analysis); and (iii) prior loan loss experience. Additionally, every real estate secured loan that reaches 60 days delinquency is reviewed by the Company's credit administration management to assess collectibility and determine a future course of action, at times resulting in the Company foreclosing on the property.


Activity in the Company's allowance for credit losses is as follows:

                                          Three  Months Ended  March 31,
                                          ------------------------------
(Dollars in thousands)                         2000           1999
                                           ----------     ----------
Balance, beginning of period               $  100,308     $   80,493
Provision for credit losses                    24,477         25,600
Amounts charged-off
   Real estate secured loans                     (385)          (380)
   Other installment loans                    (23,607)       (20,099)
   Retail installment contracts                (3,186)        (3,322)
                                           ----------     ----------
                                              (27,178)       (23,801)
Recoveries
      Real estate secured loans                    59            146
               Other installment loans          3,601          3,149
      Retail installment contracts                741            808
                                           ----------     ----------
                                                4,401          4,103
                                           ----------     ----------
Net charge-offs                               (22,777)       (19,698)
                                           ----------     ----------
Balance, end of period                     $  102,008     $   86,395
                                           ==========     ==========



While charge-offs as a percentage of average consumer finance receivables have decreased in recent quarters, a number of underlying factors have prompted management to increase the allowance for credit losses. Included in the assessment to determine the allowance for credit losses at March 31, 2000 are the following qualitative factors:

o Changing  economic  conditions  -  althoug  the  Company's  economic  forecast indicates that overall, the U.S economy should remain strong, there are some underlying delinquency trends which are beginning to impact the performance of the Company's portfolio. Current rising interest rates may have the effect of overextending some customers, many of whom maintain variable-rate credit cards and first mortgages from other lenders.

o There has recently been a slight deterioration in late stage (60 days or more) delinquency and increasing bankruptcy in the personal loan portfolios. These trends are being closely monitored and appropriate action is being taken. Nonetheless, these factors are considere in the establishment of the allowance.

o Recent rapid growt in the portfolio - there is some potential risk in strong growth via the extension of additional credit to existing customers. In addition, there is a natural la effect in charge-offs as a portfolio grows. Loans tend not to become delinquent until after they have been in the portfolio for some time. Thus, the charge-off rate in a rapidly growing portfolio will tend to over-state the credit quality of the portfolio. Management analyzes the portfolio on a vintage basis(by period of origination) and has not detected any areas of significant concern. Nonetheless, the charge-off ratio can not be relied upon solely as an indicator of portfolio credit quality.

Due to the significant growth in the portfolio during the quarter, coupled with the presence of the above factors at March 31, 2000, the allowance for credit losses increased $1.70 million, or 1.70% as compared to December 31, 1999. Management considers the allowance for credit losses adequate to cover losses inherent in the loan portfolio at March 31, 2000. No assurance can be given that the Company will not, in any particular period, sustain credit losses that are sizable in relation to the amount reserved, or that subsequent evaluation of the portfolio, in light of the factors then prevailing, including economic conditions and our ongoing examination process and that of our regulators, will not require significant increases in the allowance for credit losses.

The   following   table  sets  forth,  by loan type,  the amount of  receivables delinquent for 60 days or more, on a contractual basis, and the ratio of that amount to gross consumer finance receivables outstanding:


                                 March 31, 2000     December 31, 1999     March 31, 1999
                                ---------------     -----------------    ---------------
Real estate secured loans       $ 13,404   0.70%    $ 9,259    0.57%     $ 8,142    0.61%
Other installment loans           60,569   3.93      62,875    4.01       54,009    3.95
Retail installment contracts       8,232   2.60       9,137    2.79        8,985    2.94
                                --------   ----     -------    ----      -------    ----
                                $ 82,205   2.18%    $81,271    2.31%     $71,136    2.36%
                                ========   ====     =======    ====      =======    ====


Liquidity

The Company funds its operations through a variety of corporate borrowings. The primary source of these borrowings is corporate debt securities issued by the Company. At March 31, 2000, twelve different fixed-rate senior debt issues totaling $2 billion were outstanding, with a weighted average cost of 6.87%. To meet the Company's short-term funding needs, daily trades of commercial paper are executed. The Company has a commercial paper program with several investment banks which provides $700 million in borrowing capacity.

At March 31, 2000, thirty-four commercial paper borrowings totaling $458.07 million were outstanding, with a weighted average cost of 6.19%. The Company's targeted funding strategy is to maintain a mix between long and short-term borrowings of 75% to 25%. As a result of increased short-term borrowings during the first quarter of 2000, the split between long and short-term at March 31, 2000 was approximately 76% to 24%.

The Company's banking subsidiary raises funds through both customer deposits and advances with the Federal Home Loan Bank of Topeka. At March 31, 2000, the banking subsidiary's outstanding debt totaled $313.64 million, with a weighted average cost of 5.81%.

The Company also maintains two revolving credit agreements with twenty-one syndicate lenders which provide a credit line of up to $1.2 billion primarily to support the commercial paper borrowings, thus providing greater than 1:1 coverage of the outstanding borrowings at any given time. Of this amount, Washington Mutual has the ability to borrow up to $500 million. There were no borrowings under these revolving credit agreements at March 31, 2000.

Capital Management

The Company establishes equity leverage targets based upon the ratio of debt (including customer deposits) to tangible equity. The debt to tangible equity ratio at March 31, 2000 of 6.12:1 was intentionally increased from 6.00:1 at December 31, 1999. The determination of the Company's dividend payments and resulting capital leverage is managed in a manner consistent with the Company's desire to maintain strong and improving credit ratings. In addition, provisions of certain of the Company's debt agreements restrict the payment of dividends to a maximum prescribed proportion of cumulative earnings and contributed capital. At March 31, 2000, approximately $148.46 million was available under the debt agreement restriction for future dividends. Due to the recent rapid growth in the Company's consumer finance receivables portfolio, Washington Mutual contributed capital totaling $8.75 million in the quarter ended March 31, 2000.

PART II.      OTHER INFORMATION

Item 5.       Other Information

The calculation of the Company's ratio of earnings to fixed charges as of the dates indicated is shown below:


                                     For the Three Months
                                        Ended March 31,
                                    ----------------------
(Dollars in thousands)                 2000          1999
                                    --------      --------
Income before income taxes          $ 31,194      $ 24,796
                                    --------      --------
Fixed charges:
Interest and debt expense on
  all indebtedness                    43,541        34,804

Appropriate portion of
    rentals (33%)                        988           934
                                    --------      --------
Total fixed charges                   44,529        35,738
                                    --------      --------
Earnings available for
  fixed charges                     $ 75,723      $ 60,534
                                    ========      ========
Ratio of earnings
  to fixed charges                      1.70          1.69
                                    ========      ========

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

         (3)      (a)      Certificate  of  Incorporation of  Washington  Mutual
                           Finance  Corporation as presently  in     effect. (i)
                  (b)      By Laws of Washington Mutual  Finance  Corporation as
                           presently in effect. (i)
         (4)      (a)      Indenture dated as of  July 1, 1992 between  Aristar,
                           Inc. and The  Chase Manhattan Bank, N.A., as trustee.
                           (ii)
                  (b)      Indenture  dated  as of July 1, 1995 between Aristar,
                           Inc. and the Bank of New York, as trustee. (iii)
                  (c)      Indenture   dated   as  of   October 1, 1997  between
                           Aristar,  Inc.  and  First  Union   National Bank, as
                           trustee. (iv)
                  (d)      Indenture   dated   as  of  June  23,  1999   between
                           Washington  Mutual  Finance   Corporation  and Harris
                           Trust and Savings Bank, as trustee. (v)
                  (e)      The   registrant   hereby   agrees   to  furnish  the
                           Securities and Exchange Commission  upon request with
                           copies of all instruments  defining rights of holders
                           of    long-term  debt of   Washington Mutual  Finance
                           Corporation and its consolidated subsidiaries.
         (10)     (a)      364-Day Credit Agreement by and among the  Registrant
                           and  Washington  Mutual Finance  Corporation and  The
                           Chase   Manhattan  Bank,  as   Administrative  Agent,
                           (Incorporated   by   reference to  Washington  Mutual
                           Inc.'s Form 10-Q for the quarter ended  September 30,
                           1999.  File No. 1-14667.)
                  (b)      Four-Year    Credit    Agreement  by  and  among  the
                           Registrant  and Washington Mutual Finance Corporation
                           and  The  Chase  Manhattan  Bank,  as  Administrative
                           Agent,   (Incorporated   by  reference to  Washington
                           Mutual  Inc.'s  Form  10-Q  for  the  quarter   ended
                           September 30, 1999.  File No. 1-14667.)
         (27)              Financial Data Schedule.

(b)      Reports on Form 8-K

         On March 2, 2000, the Company filed a Current Report on Form 8-K, dated March 1, 2000, disclosing, under item (5) thereof, that effective March 1, 2000, the Company had changed its name from Aristar, Inc. to Washington Mutual Finance Corporation and, under item (7) thereof, a presentation made by management of the registrant at an investor conference on March 2, 2000, of registrant's financial performance and business strategy.



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

                                                       SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.

                          WASHINGTON MUTUAL FINANCE CORPORATION

Date:    May 12, 2000                    By:   /s/ H. Philip Goodeve
      ------------------------------           ------------------------------
                                               H. Philip Goodeve
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Accounting Officer)