Form 10-Q
period 2000-06-30
WASHINGTON MUTUAL FINANCE CORP
filed 2000-08-14
CIK 7214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


                                 FORM 10-Q


(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                    or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________:

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

As of July 31, 2000, there were 1,000 shares of Common Stock  outstanding.

Registrant meets the conditions set forth  in  General Instruction (H)(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

             WASHINGTON MUTUAL FINANCE CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000


                           TABLE OF CONTENTS


                                                                           Page
                                    PART I

Item 1.  Financial Statements.................................................2
     Consolidated Statements of Financial Condition -
         June 30, 2000 and December 31, 1999..................................2
     Consolidated Statements of Operations, Comprehensive Income and Retained Earnings -
         Three and Six Months Ended June 30, 2000 and 1999....................3
     Consolidated Statements of Cash Flows -
         Three and Six Months Ended June 30, 2000 and 1999....................4
     Notes to Consolidated Financial Statements...............................5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................7
     Overview.................................................................7
     Consolidated Results of Operations.......................................8
     Lines of Business.......................................................10
     Asset Quality...........................................................11
     Liquidity...............................................................13
     Capital Management......................................................13

                                     PART II

Item 5.   Other Information..................................................15

Item 6.  Exhibits and Reports on Form 8-K....................................16

Signature....................................................................17

Item 1.    Financial Statements

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Consolidated Statements of Financial Condition
(Unaudited)

(Dollars in thousands, except par value)                 June 30,       December 31,
                                                          2000            1999
                                                       -----------    --------------
ASSETS
Consumer finance receivables, net                     $  3,415,679    $   2,961,449
Investment securities                                      172,232          128,964
Cash and cash equivalents                                    9,409           40,008
Short-term note receivable from affiliate                   40,000              -
Property, equipment and leasehold improvements, net         24,358           22,112
Goodwill, net                                               49,058           51,340
Other assets                                                29,263           23,684
                                                      ------------    -------------
   TOTAL ASSETS                                       $  3,739,999    $   3,227,557
                                                      ------------    -------------
                                                      ------------    -------------


LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities
Short-term debt                                       $    329,728    $     284,175
Long-term debt                                           2,519,718        2,069,788
                                                      ------------    -------------
     Total debt                                          2,849,446        2,353,963
Customer deposits                                          162,766          189,934
Accounts payable and other liabilities                     207,659          208,502
                                                       -----------        ---------
     Total liabilities                                   3,219,871        2,752,399
                                                       -----------        ---------
Stockholder's equity
Common stock: $1.00 par value;
  10,000 shares authorized; 1,000
  shares issued and outstanding                                  1                1
Paid-in capital                                             57,710           48,960
Retained earnings                                          465,359          427,635
Accumulated other comprehensive loss                        (2,942)         (1,438)
                                                        ----------        --------
     Total stockholder's equity                            520,128          475,158
                                                        ----------         --------
   TOTAL LIABILITIES AND
    STOCKHOLDER'S EQUITY                              $  3,739,999    $   3,227,557
                                                      ------------    -------------
                                                      ------------    -------------


See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Consolidated Statements of Operations, Comprehensive Income and Retained
Earnings
(Unaudited)

                                                For the Three Months     For the Six Months
                                                   Ended June 30,           Ended June 30,
                                             -----------------------    ---------------------
(Dollars in thousands)                           2000         1999        2000        1999
                                             ----------   ----------    ---------  ----------

Interest income
  Loan interest and fee income               $  136,021   $  112,679    $ 262,873  $ 223,373
  Investment securities income                    3,166        2,609        5,950      5,107
                                             ----------   ----------    ---------  ---------
   Total interest income                        139,187      115,288      268,823    228,480

Interest and debt expense                        49,192       34,794       92,733     69,598
                                             ----------   ----------    ---------   --------

   Net interest income before
    provision for credit losses                  89,995       80,494      176,090    158,882

Provision for credit losses                      25,363       26,040       49,840     51,640
                                             ----------    ---------    ---------   --------

   Net interest income                           64,632       54,454      126,250    107,242
                                             ----------   ----------   ----------   --------
Noninterest income                                7,406        6,868       15,278     13,523

Noninterest expenses:
  Personnel                                      22,670       18,962       45,655     38,118
  Occupancy                                       3,504        2,726        6,777      5,390
  Advertising                                     1,855        2,356        3,731      4,704
  Goodwill amortization                           1,140          971        2,281      1,906
  Other                                           8,379        8,021       17,400     17,565
                                             ----------    ---------    ---------   --------
   Total noninterest expense                     37,548       33,036       75,844     67,683
                                             ----------    ---------    ---------   --------
Income before income taxes                       34,490       28,286       65,684     53,082

Provision for federal and state income taxes     13,110       11,030       24,960     20,700
                                             ----------    ---------     --------    -------
Net income                                       21,380       17,256       40,724     32,382

Net unrealized losses on securities arising
   during period, net of tax                       (412)        (724)      (1,504)    (1,598)
                                             ----------    ---------      -------    -------
Comprehensive income                         $   20,968   $   16,532    $  39,220  $  30,784
                                             ----------   ----------    ---------  ---------
Retained earnings
  Beginning of period                        $  446,979   $  380,269    $ 427,635  $ 369,143
  Net income                                     21,380       17,256       40,724     32,382
  Dividends paid                                 (3,000)      (2,500)      (3,000)    (6,500)
                                             ----------   ----------    ---------  ---------
  End of period                              $  465,359   $  395,025    $ 465,359  $ 395,025
                                             ----------   ----------    ---------  ---------
                                             ----------   ----------    ---------  ---------



See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                                  For the Three Months               For the Six Months
                                                     Ended June 30,                    Ended June 30,
                                                     --------------                    --------------
(Dollars in thousands)                              2000           1999              2000           1999
                                               -----------    -----------       -----------    -----------
Operating activities
  Net income                                   $    21,380    $    17,256       $    40,724    $    32,382
  Adjustments to reconcile net income to net
     cash provided by operating activities:
      Provision for credit losses                   25,363         26,040            49,840         51,640
      Depreciation and amortization                  4,952          4,741             9,289          7,126
      Increase (decrease) in accounts payable
       and other liabilities                        16,993         18,433              (136)        29,613
      Increase in other assets                      (4,645)          (666)           (5,579)        (3,062)
                                               -----------     ----------       -----------     ----------
Net cash provided by operating activities           64,043         65,804            94,138        117,699
                                               -----------     ----------       -----------     ----------
Investing activities
  Investment securities purchased                   (9,350)        (4,138)          (61,828)       (13,625)
  Investment securities matured or sold              2,024          9,849            16,366         21,296
  Net increase in consumer finance receivables    (248,004)      (136,823)         (508,111)      (208,235)
  Net increase in short-term note receivable       (40,000)          -              (40,000)          -
  Net increase in property, equipment and
    leasehold improvements                          (2,690)        (3,488)           (4,646)        (4,789)
                                               -----------     ----------       -----------      ---------
 Net cash used in investing activities            (298,020)      (134,600)         (598,219)      (205,353)
                                               -----------      ---------       -----------      ---------
Financing activities
  Net (decrease) increase in customer deposits     (14,118)         7,200           (27,168)        17,703
  Net (decrease) increase in short-term debt      (191,192)      (227,359)           45,553       (359,630)
  Proceeds from issuance of long-term debt         449,347        408,668           449,347        668,368
  Repayments of long-term debt                        -          (100,000)             -          (215,000)
  Capital contributed by parent                       -              -                8,750            -
  Dividends paid                                    (3,000)        (2,500)           (3,000)        (6,500)
                                               -----------      ---------       -----------     ----------
 Net cash provided by financing activities         241,037         86,009           473,482        104,941
                                               -----------      ---------       -----------     ----------
Net increase (decrease) in cash and
  cash equivalents                                   7,060         17,213           (30,599)        17,287

Cash and cash equivalents
 Beginning of period                                 2,349         24,254            40,008         24,180
                                               -----------    -----------       -----------    -----------
 End of period                                 $     9,409    $    41,467       $     9,409    $    41,467
                                               -----------    -----------       -----------    -----------
                                               -----------    -----------       -----------    -----------
Supplemental disclosures of cash flow information
 Interest paid                                 $    49,630    $    36,320       $    88,059    $    66,205
 Intercompany payment (net of refunds)
  in lieu of federal and state income taxes    $     2,426    $     1,671       $     2,313    $     1,667


See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1        Basis of Presentation

The accompanying consolidated financial statements of Washington Mutual Finance Corporation and subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K to the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year. When we refer to "we" or "our" or the "Company" in this Form 10-Q, we mean Washington Mutual Finance Corporation and its consolidated subsidiaries.

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

Financial highlights by line of business were as follows:


(Dollars in thousands)                                    Three Months Ended June 30,
                                 -----------------------------------------------------------------------------
                                                  2000                                     1999
                                 --------------------------------------  -------------------------------------
                                    Consumer      Consumer                  Consumer     Consumer
                                     Finance       Banking        Total      Finance      Banking        Total
                                 -----------   -----------  -----------  -----------  -----------  -----------
Condensed income statement:
Net interest income after
   provision for credit losses   $    59,817   $     4,815  $    64,632  $    50,104  $     4,350  $    54,454
Noninterest income                     7,265           141        7,406        6,728          140        6,868
Noninterest expenses                  35,605         1,943       37,548       31,263        1,773       33,036
                                 -----------   -----------  -----------  -----------  -----------  -----------
Income before income
   taxes                              31,477         3,013       34,490       25,569        2,717       28,286
Income taxes                          11,957         1,153       13,110        9,993        1,037       11,030
                                 -----------   -----------  -----------  -----------  -----------  -----------
Net income                       $    19,520   $     1,860  $    21,380  $    15,576  $     1,680  $    17,256
                                 -----------   -----------  -----------  -----------  -----------  -----------
                                 -----------   -----------  -----------  -----------  -----------  -----------

(Dollars in thousands)                                     Six Months Ended June 30,
                                 -----------------------------------------------------------------------------
                                                  2000                                     1999
                                 --------------------------------------   ------------------------------------
                                    Consumer      Consumer                  Consumer     Consumer
                                     Finance       Banking        Total      Finance      Banking        Total
                                 -----------   -----------   ----------   ----------   ----------   ----------
Condensed income statement:
Net interest income after
   provision for credit losses   $   116,455   $     9,795  $   126,250  $    98,943  $     8,299  $   107,242
Noninterest income                    15,042           236       15,278       13,242          281       13,523
Noninterest expenses                  71,972         3,872       75,844       64,195        3,488       67,683
                                 -----------   -----------  -----------  -----------  -----------  -----------
Income before income
   taxes                              59,525         6,159       65,684       47,990        5,092       53,082
Income taxes                          22,604         2,356       24,960       18,752        1,948       20,700
                                 -----------  ------------  -----------  -----------  -----------  -----------
Net income                       $    36,921  $      3,803  $    40,724  $    29,238  $     3,144  $    32,382
                                 -----------  ------------  -----------  -----------  -----------  -----------
                                 -----------  ------------  -----------  -----------  -----------  -----------



Other disclosures:
                                                  June 30, 2000                        December 31, 1999
                                 --------------------------------------  -------------------------------------
                                    Consumer      Consumer                  Consumer     Consumer
                                     Finance       Banking        Total      Finance      Banking        Total
                                 -----------   -----------  -----------  -----------  -----------  -----------
Total assets                     $ 3,317,415   $   422,584  $ 3,739,999  $ 2,821,116  $   406,441  $ 3,227,557

Total equity                     $   463,834   $    56,294  $   520,128  $   422,650  $    52,508  $   475,158


Note 3        Related Party Transaction

On June 30, 2000, the Company extended a short-term loan in the amount of $40.0 million to Long Beach Mortgage Company, a wholly owned subsidiary of Washington Mutual. This note, with a stated interest rate of 7.30%, was repaid in full on July 6, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report.

This report contains forward-looking statements, which are not historical facts and pertain to our future operating results of the Company. These forward-looking statements are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plan, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words "expects," "anticipate," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the results discussed in these forward-looking statements for the reasons, among others, discussed under the heading "Business-Risk Factors" included in our 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which is incorporated herein by reference.

Overview

Net income of $21.4 million and $40.7 million for the three and six-month periods ended June 30, 2000 represents a 23.9% and 25.8% increase over the same periods in 1999. The following are key highlights of our performance:

o Return on average assets during the three and six-month periods ended June 30, 2000 were 2.37% and 2.36% as compared to 2.43% and 2.30% in the same periods of 1999.

o Consumer finance receivables (excluding unearned finance charges and deferred loan fees) increased 14.9%, or $457.3 million for the six months ended June 30, 2000 as compared to 6.5%, or $167.6 million in the same period of 1999. This growth in receivables is a combination of continued strong growth in the branch offices and the addition of two portfolio acquisitions, which totaled approximately $198 million. In the absence of these
  acquisitions,   the year-to-date increase would have been 8.5%.

o Yields earned on consumer finance receivables declined from 16.82% and 16.91% in the three and six-month periods ended June 30, 1999 to 15.93% and 16.04% in the same periods of 2000 due primarily to a shift in product mix towards lower yielding real estate secured loans and increased amortization of deferred loan origination costs.

o Both quarter-to-date and year-to-date net interest spread and net interest margin were down compared to the prior year. These decreases are a result of the decline in yields earned discussed above, coupled with an increase in the weighted average cost of funds of 58 and 44 basis points, which is a reflection of the increasing interest rate environment associated with our borrowings. See "Consolidated Results of Operations."

o Operating efficiency, defined as the ratio of non-interest operating expenses, excluding the amortization of goodwill, to total revenue, eroded slightly from 36.70% and 38.15% for the three and six-month periods ended June 30, 1999 to 37.38% and 38.44% in the same periods of 2000.

o Delinquencies   (accounts  contractually  past-due  greater than 60 days) as a percentage of gross consumer finance receivables increased from 2.31% at December 31, 1999 to 2.59% at June 30, 2000. The primary source of this deterioration is the portfolio acquired from Long Beach Mortgage Company in March 2000, which as of June 30, 2000, included delinquent consumer finance receivables totaling approximately $14.7 million. Absent this portfolio, delinquencies at June 30, 2000 would have totaled 2.29%.

o Net charge-offs totaled $24.0 million and $46.7 million for the three and six-month periods ended June 30, 2000, as compared to $18.7 million and $38.4 million during the same periods in 1999, due primarily to growth in the personal loan portfolio. Net charge-offs as a percentage of average consumer finance receivables (excluding unearned finance charges and deferred loan fees) were 2.85% in the six months ending June 30, 2000, as compared to 2.91% in the same period of 1999.

Consolidated Results of Operations

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the six months ended June 30, 2000 increased 10.8% to $176.1 million, compared to $158.9 million in the same period of 1999. For the second quarter of 2000 this amount increased 11.8% to $90.0 million, compared to $80.5 million in the same period of 1999. Net interest margin for the three and six month periods ended June 30, 2000 was 10.02% and 10.22%, compared to 11.40% and 11.39% during the same periods in 1999.

The increase in net interest income before provision for credit losses during the six months ended June 30, 2000 reflects growth in average net consumer finance receivables to $3.28 billion, which was $635.7 million, or 24.1%, greater than the average balance during the same period in 1999. This is primarily a result of management's continued implementation of the internal growth initiative through the branch network, as well as an ongoing pursuit of strategic acquisitions. Partially offsetting this portfolio growth is an 87 basis point decrease in portfolio yield. This yield compression is a result of remixing the portfolio to a larger percentage of lower-yielding real estate secured loans and the increase in the amortization of deferred loan origination costs. Another factor adversely impacting the portfolio yield was the lower average permissible rate, due to rising average loan size, given the structure of various state interest rate regulation thresholds.

In order to finance the growth in consumer finance receivables, average debt outstanding increased $543.8 million, or 24.5%, to $2.76 billion during the six months ended June 30, 2000, as compared to the same period in 1999. During the latter half of 1999, the mix of debt was shifted to longer term, senior debt in order to lessen the impact of higher short-term borrowing rates caused by the Year 2000 liquidity risk. Also, in June 2000, the Company issued a $450.0 million senior note with a coupon rate of 8.25%, maturing on June 15, 2005.

Proceeds from this issuance were used to pay down commercial paper borrowings. In addition, the rates paid on commercial paper and Federal Home Loan Bank ("FHLB") advances during the six months ended June 30, 2000 were 103 and 108 basis points higher, respectively, than in the same period of 1999, due to the recent rising interest rate environment associated with short-term borrowings. As a result of these factors, the overall cost of debt increased 44 basis points, as compared to the six months ended June 30, 1999.

The following chart reflects the average balances and related effective yields during the three and six month periods ended June 30, 2000 and 1999, as described above:

(Dollars in thousands)               Three Months Ended June 30,                  Six Months Ended June 30,
                        -------------------------------------------    ---------------------------------------------
                               2000                     1999                    2000                     1999
                        -------------------     -------------------    ---------------------    --------------------
                          Average                  Average               Average                   Average
                          Balance      Rate        Balance     Rate      Balance        Rate       Balance      Rate
                        ---------    ------    -----------   ------    ---------   ---------    ----------   -------
Interest-earning assets:
  Consumer finance receivables:
   Real estate secured
    loans             $ 1,753,249     12.42%   $ 1,227,412   12.57%    $ 1,634,140    12.47%   $ 1,190,308     12.47%
   Personal loans       1,363,132     21.51      1,182,106   22.15       1,347,959    21.49      1,175,337     22.53
   Retail sales
    contracts             299,715     11.01        270,631   12.78         295,942    10.90        276,749     12.10
    Total consumer    -----------               ----------              ----------              ----------
     finance
     receivables        3,416,096     15.93      2,680,149   16.82       3,278,041    16.04      2,642,394     16.91

  Investment securities
                          176,613      7.17        143,511    7.27         167,500     7.10        146,304      6.98
                      -----------              -----------             -----------             -----------
   Total interest-earning
    assets            $ 3,592,709     15.50%   $ 2,823,660   16.33%    $ 3,445,541    15.60%   $ 2,788,698    16.39%
                      -----------              -----------             -----------             -----------
                      -----------              -----------             -----------             -----------


Interest-bearing liabilities:
   Senior debt        $ 2,108,658      6.97%   $ 1,585,176    6.52%    $ 2,060,369     6.89%   $ 1,547,867     6.64%
   Commercial paper       468,112      6.66         68,517    5.67         384,433     6.54        395,066     5.51
   Customer deposits      170,485      5.65        200,579    5.46         177,085     5.54        196,365     5.51
   FHLB advances          144,253      6.29         79,150    5.10         138,060     6.16         76,900     5.08

   Total interest-bearing
    liabilities       $2,891,508       6.81%   $ 2,233,422    6.23%    $ 2,759,947     6.72%   $ 2,216,198     6.28%
                      -----------              -----------             -----------             -----------
                      -----------              -----------             -----------             -----------

Net interest spread                    8.69%                 10.10%                    8.88%                  10.11%

Net interest margin                   10.02%                 11.40%                   10.22%                  11.39%

Provision for Credit Losses

The provision for credit losses for the three and six-month periods ended June 30, 2000 was $25.4 million and $49.8 million, compared to $26.0 million and $51.6 million in the same periods of 1999. For the six months ended June 30, 2000, the annualized provision for credit losses was 3.04% of average consumer finance receivables (excluding unearned finance charges and deferred loan fees), as compared to 3.91% during the same period of 1999. See further discussion in "Allowance for Credit Losses."

Noninterest Income

Noninterest income increased 7.8% and 13.0% for the three and six-month periods ended June 30, 2000 to $7.4 million and $15.3 million, compared to $6.9 million and $13.5 million during the same periods of 1999. Noninterest income is comprised of revenue earned from the sale of various ancillary products to borrowers at the branch locations including life insurance, accident and health insurance, property and casualty insurance, accidental death and dismemberment insurance, involuntary unemployment insurance and auto club memberships. The increase in 2000 is related to the increase in the number of loans originated during the six months ended June 30, partially offset by the shift in originations to loans which tend to have a lower insurance penetration.

Noninterest Expenses

Noninterest expenses for the three and six-month periods ended June 30, 2000 increased 13.7% and 12.1%, to $37.5 million and $75.8 million, as compared to $33.0 million and $67.7 million during the same periods in 1999. This increase is primarily a result of higher personnel and occupancy expenses associated with an increase in both headcount and number of office locations as compared to the same period in 1999. Nonetheless, the efficiency ratio remained relatively flat, increasing only 29 basis points as compared to the six-month period ended June 30, 1999.

Provision for Income Taxes

The provision for income taxes during the three and six-month periods ended June 30, 2000 was $13.1 million and $25.0 million, which represents an effective rate of 38.0%. This compares to $ 11.0 million and $20.7 million, or 39.0% in the same periods of 1999.

Lines of Business

The Company is managed along two major lines of business: consumer finance and consumer banking. Following is an overview of the performance of each line of business in the six months ended June 30, 2000:

Consumer Finance

o Net income increased 25.3% and 26.3% to $19.5 million and $36.9 million for the three and six-month periods ended June 30, 2000 from $15.6 million and $29.2 million in the same periods of 1999.

o The consumer finance receivables portfolio experienced significant growth during the six months ended June 30, totaling $448.2 million, or 16.7% over the prior year-end. Included in this growth were two portfolio acquisitions. See "Overview."

o Net interest margin decreased as a result of yield erosion on receivables caused by the shift in product mix toward lower-yielding real estate secured loans, coupled with the full-year impact of increased amortization of deferred loan origination costs. In addition, there was an increase in the cost of funds as discussed in "Consolidated Results of Operations."

Consumer Banking

o Net income increased 10.7% and 21.0% to $1.9 million and $3.8 million for the three and six-month periods ended June 30, 2000, from $1.7 million and $3.1 million during the same periods of 1999.

o The consumer banking receivables portfolio increased $9.2 million, or 2.4% over the prior year ended December 31, 1999.

o Net interest margin decreased as a result of slight yield erosion on receivables, coupled with an increased cost of funds due to a reduction in customer deposits and higher rates paid on FHLB borrowings.

Asset Quality

Consumer Finance Receivables

Consumer finance receivables consisted of the following:

                                                 June 30,        December 31,
(Dollars in thousands)                               2000                1999
                                          ---------------    ----------------
Consumer finance receivables:
  Real estate secured loans               $     2,067,869    $      1,630,496
  Other installment loans                       1,617,291           1,566,682
  Retail installment contracts                    346,004             327,914
                                          ---------------    ----------------
  Gross consumer finance receivables            4,031,164           3,525,092

Less:   Unearned finance charges and
          deferred loan fees                     (512,067)           (463,335)
        Allowance for credit losses              (103,418)           (100,308)
                                          ---------------    ----------------
Consumer finance receivables, net         $     3,415,679    $      2,961,449
                                          ---------------    ----------------
                                          ---------------    ----------------

Allowance for Credit Losses

In order to establish our allowance for credit losses, the consumer finance receivables portfolio is segmented into two categories: real estate secured and non-real estate secured (personal loans and retail sales contracts). The determination of the level of the allowance for credit losses and, correspondingly, the provision for credit losses for these homogeneous loan pools rests upon various judgments and assumptions used to determine the risk characteristics of each portfolio. These judgments are supported by analyses that fall into three general categories: (i) economic conditions as they relate to our current customer base and geographic distribution; (ii) a predictive analysis of the outcome of the current portfolio (a migration analysis); and
(iii) prior loan loss experience. Additionally, every real estate secured loan that reaches 60 days delinquency is reviewed by our credit administration management to assess collectibility and determine a future course of action, at times resulting in the Company foreclosing on the property.

Activity in the Company's allowance for credit losses was as follows:

                                         Six  Months Ended  June 30,
(Dollars in thousands)                      2000             1999
                                         ---------     ----------
Balance, beginning of period             $ 100,308     $   80,493
Provision for credit losses                 49,840         51,640
Amounts charged-off:
   Real estate secured loans                  (874)          (958)
   Other installment loans                 (48,310)       (39,356)
   Retail installment contracts             (6,255)        (6,311)
                                         ---------     ----------
                                           (55,439)       (46,625)
Recoveries:
   Real estate secured loans                   112            245
   Other installment loans                   7,179          6,400
   Retail installment contracts              1,418          1,589
                                         ---------     ----------
                                             8,709          8,234
                                         ---------     ----------
Net charge-offs                            (46,730)       (38,391)
                                         ---------     ----------
Balance, end of period                   $ 103,418     $   93,742
                                         ---------     ----------
                                         ---------     ----------



While charge-offs as a percentage of average consumer finance receivables have decreased in recent quarters, a number of underlying factors have prompted management to increase the allowance for credit losses. Included in the assessment to determine the allowance for credit losses at June 30, 2000 are the following qualitative factors:

o Changing economic conditions - although the Company's economic forecast indicates that overall, the U.S. economy should remain strong, there are some underlying delinquency trends which are beginning to impact the performance of our portfolio. Current rising interest rates may have the effect of overextending some customers, many of whom maintain variable-rate credit cards and first mortgages from other lenders.

o There has recently been deterioration in late stage (60 days or more) delinquency and increasing bankruptcy in the personal loan portfolios. These trends are being closely monitored and appropriate action is being taken. Nonetheless, these factors are considered in the establishment of the allowance.

o Recent rapid growth in the portfolio - there is some potential risk in strong growth via the extension of additional credit to existing customers. In addition, there is a natural lag effect in charge-offs as a portfolio grows. Loans tend not to become delinquent until after they have been in the port-folio for some time. Thus, the charge-off rate in a rapidly growing portfolio will tend to overstate the credit quality of the portfolio. Management analyzes the portfolio on a vintage basis (by period of origination) and has not detected any areas of significant concern. Nonetheless, the charge-off ratio cannot be relied upon solely as an indicator of portfolio credit quality.

Due to the significant growth in the portfolio during the quarter, coupled with the presence of the above factors at June 30, 2000, the allowance for credit losses increased $3.1 million, or 3.1% as compared to December 31, 1999. Management considers the allowance for credit losses adequate to cover losses inherent in the loan portfolio at June 30, 2000. No assurance can be given that we will not, in any particular period, sustain credit losses that are sizable in relation to the amount reserved, or that subsequent evaluation of the portfolio, in light of the factors then prevailing, including economic conditions and our ongoing examination process and that of our regulators, will not require significant increases in the allowance for credit losses.

The following table sets forth, by loan type, the amount of receivables delinquent for 60 days or more, on a contractual basis, and the ratio of that amount to gross consumer finance receivables outstanding:

                                     June 30, 2000         December 31, 1999
                                 -------------------      ---------------------

Real estate secured loans        $  25,675       1.25%    $   9,259       0.57%
Other installment loans             69,368       4.29        62,875       4.01
Retail installment contracts         9,140       2.64         9,137       2.79
                                 ---------      -----     ---------      -----
                                 $ 104,183       2.59%    $  81,271       2.31%
                                 ---------      -----     ---------      -----
                                 ---------      -----     ---------      -----


The increased delinquencies in the real estate secured portfolio is directly attributable to the portfolio acquisition from Long Beach Mortgage Company and is not indicative of the quality of the portfolio as a whole. See "Overview."

Liquidity

We fund our operations through a variety of corporate borrowings. The primary source of these borrowings is corporate debt securities issued by the Company. At June 30, 2000, thirteen different fixed-rate senior debt issues totaling $2.45 billion were outstanding, with a weighted average rate of 6.96%. To meet our short-term funding needs, daily trades of commercial paper are executed. The Company has a commercial paper program with several investment banks which provides $700 million in borrowing capacity. At June 30, 2000, twenty commercial paper borrowings totaling $256.9 million were outstanding, with a weighted average rate of 6.98%. Our targeted funding strategy is to maintain a mix between long and short-term borrowings of 75% to 25%. As a result of increased long-term borrowings during the six months ended June 30, 2000, the split between long and short-term at June 30, 2000 was approximately 88% to 12%. See "Consolidated Results of Operations."

Our banking subsidiary raises funds through both customer deposits and advances with the Federal Home Loan Bank of Topeka. At June 30, 2000, the banking subsidiary's outstanding debt totaled $309.5 million, with a weighted average rate of 6.08%.

We also maintain two revolving credit agreements with twenty-one syndicate lenders which provide a credit line of up to $1.2 billion primarily to support the commercial paper borrowings, thus providing no less than 1:1 coverage of the outstanding borrowings at any given time. Of this amount, Washington Mutual has the ability to borrow up to $500 million. There were no borrowings under these revolving credit agreements at June 30, 2000.

Capital Management

We establish equity leverage targets based upon the ratio of debt (including customer deposits) to tangible equity. The debt to tangible equity ratio at June 30, 2000 of 6.39:1 was increased from 6.00:1 at December 31, 1999. The determination of our dividend payments and resulting capital leverage is managed in a manner consistent with our desire to maintain strong and improving credit ratings. In addition, provisions of certain of our debt agreements restrict the payment of dividends to a maximum prescribed proportion of cumulative earnings and contributed capital. At June 30, 2000, approximately $157.8 million was available under the debt agreement restriction for future dividends. Due to the rapid growth in our consumer finance receivables portfolio, Washington Mutual contributed capital totaling $8.75 million in the first quarter of 2000. We paid dividends in the amount of $3.0 million in the quarter ended June 30, 2000.

PART II.      OTHER INFORMATION

Item 5.       Other Information

The calculation of the Company's ratio of earnings to fixed charges as of the dates indicated is shown below:

                                     For the Six Months
                                       Ended June 30,
                                -------------------------
(Dollars in thousands)              2000            1999

Income before income taxes      $  65,684      $  53,082
                                ---------      ---------
Fixed charges:
Interest and debt expense on
  all indebtedness                 92,733         69,598

Appropriate portion of
    rentals (33%)                   2,002          1,893
                                ---------      ---------
Total fixed charges                94,735         71,491
                                ---------      ---------
Earnings available for
  fixed charges                 $ 160,419      $ 124,573
                                ---------      ---------
                                ---------      ---------
Ratio of earnings
  to fixed charges                   1.69           1.74
                                ---------       --------
                                ---------      ---------


Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

         3.1. Certificate of Incorporation of Washington Mutual Finance Corporation as presently in effect. (i)
         3.2. By Laws of Washington Mutual Finance Corporation as presently in effect. (i)
         4.1. Indenture dated as of July 1, 1992 between Aristar, Inc. and The Chase Manhattan Bank, N.A., as trustee. (ii)
         4.2. Indenture dated as of July 1, 1995 between Aristar, Inc. and the Bank of New York, as trustee. (iii)
         4.3. Indenture dated as of October 1, 1997 between Aristar, Inc. and First Union National Bank, as trustee. (iv)
         4.4. Indenture dated as of June 23, 1999 between Washington Mutual Finance Corporation and Harris Trust and Savings Bank, as trustee. (v)
         4.5. The registrant hereby agrees to furnish the Securities and Exchange Commission upon request with copies of all instruments defining rights of holders of long-term debt of Washington Mutual Finance Corporation and its consolidated subsidiaries.
         10.1. 364-Day Credit Agreement by and among the Registrant and Washington Mutual Finance Corporation and The Chase Manhattan Bank, as Administrative Agent, (Incorporated by reference to Washington Mutual Inc.'s Form 10-Q for the quarter ended September 30, 1999. File No. 1-14667.)
         10.2. Four-Year Credit Agreement by and among the Registrant and Washington Mutual Finance Corporation and The Chase Manhattan Bank, as Administrative Agent, (Incorporated by reference to Washington Mutual Inc.'s Form 10-Q for the quarter ended September 30, 1999. File No. 1-14667.)
         27.      Financial Data Schedule.

(b)      Reports on Form 8-K

         On June 8, 2000, the Company filed a Current Report on Form 8-K, dated June 8, 2000, disclosing, under item (7) thereof, the terms of the issuance of $450 million aggregate principal amount of its 8.25% Senior Notes maturing June 15, 2005.






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

                 WASHINGTON MUTUAL FINANCE CORPORATION

Date: August 14, 2000               By:
                                    H. Philip Goodeve
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Accounting Officer)