Form 10-Q
period 2000-09-30
WASHINGTON MUTUAL FINANCE CORP
filed 2000-11-13
CIK 7214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, D.C.  20549


                                             FORM 10-Q


(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 or ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________:

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

              Yes     X          No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 31, 2000, there were 1,000 shares of Common Stock outstanding.

Registrant meets the conditions set forth in General  Instruction  (H)(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                     WASHINGTON MUTUAL FINANCE CORPORATION AND SUBSIDIARIES
                                            FORM 10-Q
                            FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                                        TABLE OF CONTENTS


                                                                           Page
                                             PART I

Item 1.  Financial Statements ................................................2
         Consolidated Statements of Financial Condition -
         September 30, 2000 and December 31, 1999 ............................2
         Consolidated Statements of Operations, Comprehensive Income and Retained Earnings -
         Three and Nine Months Ended September 30, 2000 and 1999 .............3
         Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 2000 and 1999 .......................4
         Notes to Consolidated Financial Statements...........................5

Item 2.  Management's Discussion and Analysis of Results of Operations........7
         Overview ............................................................7
         Consolidated Results of Operations...................................8
         Lines of Business...................................................11
         Asset Quality ......................................................12
         Liquidity ..........................................................14
         Capital Management..................................................14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........14

                                             PART II

Item 6.  Exhibits and Reports on Form 8-K....................................15

Signature ...................................................................16

Item 1.    Financial Statements

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Consolidated Statements of Financial Condition
(Unaudited)



(Dollars in thousands, except par value)                     September 30,        December 31,
                                                                      2000                1999
                                                             -------------        ------------

ASSETS
Consumer finance receivables, net                             $  3,547,688        $ 2,961,449
Investment securities                                              181,664            128,964
Cash and cash equivalents                                           17,638             40,008
Property, equipment and leasehold improvements, net                 24,525             22,112
Goodwill, net                                                       47,918             51,340
Other assets                                                        31,274             23,684
                                                              ------------        -----------

   TOTAL ASSETS                                               $  3,850,707        $ 3,227,557
                                                              ============        ===========



LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities
Short-term debt                                               $    481,194        $   284,175
Long-term debt                                                   2,420,037          2,069,788
                                                              ------------        -----------
     Total debt                                                  2,901,231          2,353,963
Customer deposits                                                  185,778            189,934
Accounts payable and other liabilities                             230,149            208,502
                                                              ------------        -----------
     Total liabilities                                           3,317,158          2,752,399
                                                              ------------        -----------

Stockholder's equity
Common stock: $1.00 par value;
  10,000 shares authorized; 1,000
  shares issued and outstanding                                          1                  1
Paid-in capital                                                     57,710             48,960
Retained earnings                                                  477,107            427,635
Accumulated other comprehensive loss                                (1,269)            (1,438)
                                                              ------------        -----------
     Total stockholder's equity                                    533,549            475,158
                                                              ------------        -----------
   TOTAL LIABILITIES AND
    STOCKHOLDER'S EQUITY                                      $  3,850,707        $ 3,227,557
                                                              ============        ===========

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Consolidated  Statements  of  Operations,   Comprehensive  Income  and  Retained
Earnings
(Unaudited)

                                                  For the Three Months     For the Nine Months
                                                   Ended September 30,     Ended September 30,
                                                ---------------------    ---------------------
(Dollars in thousands)                             2000         1999         2000       1999
                                                ---------   ---------    ----------  ---------
Interest income
  Loan interest and fee income                  $ 142,423   $ 117,068    $  405,296  $ 340,441
  Investment securities income                      2,935       2,614         8,885      7,721
                                                ---------   ---------    ----------  ---------
   Total interest income                          145,358     119,682       414,181    348,162

Interest and debt expense                          53,415      38,253       146,148    107,851
                                                ---------   ---------    ----------  ---------
   Net interest income before
    provision for credit losses                    91,943      81,429       268,033    240,311

Provision for credit losses                        26,149      25,100        75,989     76,740
                                                ---------   ---------    ----------  ---------
   Net interest income                             65,794      56,329       192,044    163,571
                                                ---------   ---------    ----------  ---------
Noninterest income                                  7,482       7,415        22,760     20,938

Noninterest expense
  Personnel                                        23,527      18,987        69,182     57,105
  Occupancy                                         3,813       2,839        10,590      8,229
  Advertising                                       1,897       2,350         5,628      7,054
  Goodwill amortization                             1,141         970         3,422      2,876
  Other                                             8,380       8,442        25,780     26,007
   Total noninterest expense                       38,758      33,588       114,602    101,271
                                                ---------   ---------    ----------  ---------
Income before income taxes                         34,518      30,156       100,202     83,238

Provision for federal and state income taxes       12,770      11,760        37,730     32,460
                                                ---------   ---------    ----------  ---------
Net income                                         21,748      18,396        62,472     50,778

Net unrealized gains (losses) on securities
 arising during period, net of tax                  1,673        (903)          169     (2,501)
                                                ---------   ---------    ----------  ---------
Comprehensive income                            $  23,421   $  17,493    $   62,641  $  48,277
                                                ---------   ---------    ----------  ---------
Retained earnings
  Beginning of period                           $ 465,359   $ 395,025    $  427,635  $ 369,143
  Net income                                       21,748      18,396        62,472     50,778
  Dividends paid                                  (10,000)     (2,500)      (13,000)    (9,000)
                                                ---------   ---------    ----------  ---------
  End of period                                 $ 477,107   $ 410,921    $  477,107  $ 410,921
                                                =========   =========    ==========  =========



See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                                                  For the Nine Months
                                                                  Ended September 30,
                                                            ------------------------------
(Dollars in thousands)                                           2000                1999
                                                            -----------         ----------
Operating activities
  Net income                                                $    62,472         $   50,778
  Adjustments to reconcile net income to net cash
     provided by operating activities:
      Provision for credit losses                                75,989             76,740
      Depreciation and amortization                              14,276              8,547
      Increase in accounts payable and other liabilities         21,551             40,806
      Increase in other assets                                   (7,590)            (7,629)
                                                            -----------         ----------
Net cash provided by operating activities                       166,698            169,242
                                                            -----------         ----------
Investing activities
  Investment securities purchased                               (75,619)           (23,070)
  Investment securities matured or sold                          23,237             22,825
  Net increase in consumer finance receivables                 (668,458)          (379,381)
  Net increase in property, equipment and
    leasehold improvements                                       (6,188)            (6,041)
                                                            -----------         ----------
 Net cash used in investing activities                         (727,028)          (385,667)
                                                            -----------         ----------
Financing activities
  Net (decrease) increase in customer deposits                   (4,156)            10,422
  Net increase (decrease) in short-term debt                    197,019           (414,376)
  Proceeds from issuance of long-term debt                      449,347          1,019,742
  Repayments of long-term debt                                 (100,000)          (378,000)
  Capital contributed by parent                                   8,750                -
  Dividends paid                                                (13,000)            (9,000)
                                                            -----------         ----------
 Net cash provided by financing activities                      537,960            228,778
                                                            -----------         ----------
Net (decrease) increase in cash and
  cash equivalents                                              (22,370)            12,353

Cash and cash equivalents
 Beginning of period                                             40,008             24,180
                                                            -----------         ----------
 End of period                                              $    17,638         $   36,533
                                                            ===========         ==========
Supplemental disclosures of cash flow information
 Interest paid                                              $   128,384         $   96,258
 Intercompany payment (net of refunds)
  in lieu of federal and state income taxes                 $    36,785         $    1,661


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

Financial highlights by line of business were as follows:



(Dollars in thousands)                      Three Months Ended September 30,
                                --------------------------------------------------------
                                           2000                         1999
                                --------------------------   ---------------------------
                                Consumer Consumer            Consumer Consumer
                                 Finance  Banking    Total    Finance  Banking     Total
                                -------- --------  -------   -------- --------  --------
Condensed income statement:
Net interest income after
   provision for credit losses   $61,089   $4,705  $65,794    $51,932   $4,397  $56,329
Noninterest income                 7,461       21    7,482      7,316       99    7,415
Noninterest expense               36,881    1,877   38,758     31,616    1,972   33,588
                                 -------   ------  -------    -------   ------  -------
Income before income
   taxes                          31,669    2,849   34,518     27,632    2,524   30,156
Income taxes                      11,681    1,089   12,770     10,795      965   11,760
                                 -------   ------  -------    -------   ------  -------
Net income                       $19,988   $1,760  $21,748    $16,837   $1,559  $18,396
                                 =======   ======  =======    =======   ======  =======



(Dollars in thousands)                            Nine Months Ended September 30,
                                 ----------------------------------------------------------------
                                               2000                            1999
                                 -------------------------------  -------------------------------
                                  Consumer   Consumer              Consumer  Consumer
                                   Finance    Banking      Total    Finance   Banking       Total
Condensed income statement:      ---------   --------  ---------  ---------  --------  ----------
Net interest income after
   provision for credit losses   $ 177,544   $ 14,500  $ 192,044  $ 150,875  $ 12,696  $ 163,571
Noninterest income                  22,503        257     22,760     20,558       380     20,938
Noninterest expense                108,853      5,749    114,602     95,811     5,460  $ 101,271
                                 ---------   --------  ---------  ---------  --------  ---------
Income before income
   taxes                            91,194      9,008    100,202     75,622     7,616     83,238
Income taxes                        34,285      3,445     37,730     29,547     2,913     32,460
                                 ---------   --------  ---------  ---------  --------  ---------
Net income                       $  56,909   $  5,563  $  62,472  $  46,075  $  4,703  $  50,778
                                 =========   ========  =========  =========  ========  =========




Other disclosures:
                                            September 30, 2000                   December 31, 1999
                                 ------------------------------------  ------------------------------------
                                    Consumer    Consumer                  Consumer   Consumer
                                     Finance     Banking        Total      Finance    Banking         Total
                                 -----------   ---------  -----------  -----------  ---------  ------------
Total assets                     $ 3,426,348   $ 424,359  $ 3,850,707  $ 2,821,116  $ 406,441  $ 3,227,557

Total equity                     $   475,373   $  58,176  $   533,549  $   422,650  $  52,508  $   475,158



Note 3:       Recently Issued Accounting Standards Not Yet Adopted

Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," was issued in June 2000 and amends the accounting and reporting standards of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for certain derivative instruments and hedging activities. These amendments include the application of the normal purchases and sales exception in SFAS No. 133, and redefinition of hedged risk. SFAS No. 138 also amends SFAS No. 133 for decisions made by the Financial Accounting Standards Board relating to the Derivatives Implementation Group process. SFAS No. 138 will be adopted concurrently with SFAS No. 133 on January 1, 2001. The adoption of these statements by the Company is not expected to materially affect the results of operations or financial condition of the Company.

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued in September 2000 and replaces SFAS No. 125 of the same title. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this statement by the Company is not expected to materially affect the results of operations or financial condition of the Company.

Item 2.  Management's Discussion and Analysis of Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report.

This report contains forward-looking statements, which are not historical facts and pertain to our future operating results of the Company. These forward-looking statements are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plan, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the results discussed in these forward-looking statements for the reasons, among others, discussed under the heading "Business-Risk Factors" included in our 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which is incorporated herein by reference.

Overview

Net income of $21.7 million and $62.5 million for the three- and nine-month periods ended September 30, 2000 represents an 18.2% and 23.0% increase over the same periods in 1999. The following are key highlights of our performance:

o Return on average assets during the three- and nine-month periods ended September 30, 2000 was 2.29% and 2.33% as compared to 2.47% and 2.35% in the same periods of 1999.

o Consumer finance receivables (excluding unearned finance charges and deferred loan fees) increased 19.3%, or $589.7 million for the nine months ended September 30, 2000 as compared to 12.3%, or $317.6 million in the same period of 1999. This growth in receivables is a combination of continued strong growth in the branch offices and the addition of two portfolio acquisitions, which totaled approximately $198 million. In the absence of these acquisitions, the year-to-date increase would have been 12.8%.

o Yields earned on consumer finance receivables declined from 16.64% and 16.80% in the three- and nine-month periods ended September 30, 1999 to 15.86% and 15.99% in the same periods of 2000 due primarily to a shift in product mix towards lower yielding real estate secured loans and increased amortization of deferred loan origination costs.

o Both quarter-to-date and year-to-date net interest spread and net interest margin were down compared to the prior year. These decreases are a result of the decline in yields earned discussed above, coupled with an increase in the weighted average cost of funds of 50 and 48 basis points, which is a reflection of the increasing interest rate environment associated with our borrowings. See "Consolidated Results of Operations."

o Operating efficiency, defined as the ratio of non-interest operating expenses, excluding the amortization of goodwill, to total revenue, eroded slightly from 36.71% and 37.66% for the three- and nine-month periods ended September 30, 1999 to 37.84% and 38.23% in the same periods of 2000.

o Delinquencies (accounts contractually past-due greater than 60 days) as a percentage of gross consumer finance receivables increased from 2.31% at December 31, 1999 to 2.54% at September 30, 2000. The primary source of this deterioration is a portfolio acquired earlier in the year that has experienced higher than expected delinquency rates. See "Asset Quality."

o Net charge-offs totaled $25.8 million and $72.5 million for the three- and nine-month periods ended September 30, 2000, as compared to $19.8 million and $58.2 million during the same periods in 1999, due primarily to increased charge-offs in the personal loan portfolio. Annualized net charge-offs as a percentage of average consumer finance receivables (excluding unearned finance charges and deferred loan fees) were 2.86% in the nine months ending September 30, 2000, as compared to 2.87% in the same period of 1999.

Consolidated Results of Operations

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the nine months ended September 30, 2000 increased 11.5% to $268.0 million, compared to $240.3 million in the same period of 1999. For the third quarter of 2000, this amount increased 12.9% to $91.9 million, compared to $81.4 million in the same period of 1999. Net interest margin for the three and nine month periods ended September 30, 2000 was 9.76% and 10.07%, compared to 11.01% and 11.26% during the same periods in 1999.

The increase in net interest income before provision for credit losses during the nine months ended September 30, 2000 reflects growth in average net consumer finance receivables to $3.38 billion, which was $678.6 million, or 25.1%, greater than the average balance during the same period in 1999. This is primarily a result of management's continued implementation of the internal growth initiative through the branch network, as well as an ongoing pursuit of strategic acquisitions. Partially offsetting this portfolio growth is an 81 basis point decrease in portfolio yield. This yield compression is a result of remixing the portfolio to a larger percentage of lower-yielding real estate secured loans and the increase in the amortization of deferred loan origination costs. Another factor adversely impacting the portfolio yield was the lower average permissible rate, due to rising average loan size, given the structure of various state interest rate regulation thresholds.

In order to finance the growth in consumer finance receivables, average debt outstanding increased $587.9 million, or 26.0%, to $2.8 billion during the nine months ended September 30, 2000, as compared to the same period in 1999. During the latter half of 1999, the mix of debt was shifted to longer term, senior debt in order to lessen the impact of higher short-term borrowing rates caused by the Year 2000 liquidity risk. Also, in June 2000, the Company issued a $450.0 million senior note with a coupon rate of 8.25%, maturing on June 15, 2005. In addition, the rates paid on commercial paper and Federal Home Loan Bank ("FHLB") advances during the nine months ended September 30, 2000 were 78 and 130 basis points higher, respectively, than in the same period of 1999, due to the recent rising interest rate environment associated with short-term borrowings. As a result of these factors, the overall cost of debt increased 48 basis points, as compared to the nine months ended September 30, 1999.

The following chart reflects the average balances and related effective yields during the three- and nine-month periods ended September 30, 2000 and 1999, as described above:




(Dollars in thousands)       Three Months Ended September 30,             Nine Months Ended September 30,
                         ----------------------------------------    ------------------------------------------
                                2000                   1999                  2000                   1999
                         ------------------   -------------------    ------------------    --------------------
                          Average                Average               Average                Average
                          Balance    Rate        Balance     Rate      Balance     Rate       Balance      Rate
                         ----------  ------   -----------   -----    -----------  -----    -----------    -----
Interest-earning assets:
  Consumer finance receivables:
   Real estate secured
        loans            $1,896,214   12.62%  $ 1,321,632   12.59%   $ 1,719,578  12.54%   $ 1,234,459    12.51%
   Other installment
    loans                 1,385,332   21.44     1,215,891   22.10      1,359,215  21.49      1,189,330    22.37
   Retail installment
    contracts               311,426   10.71       277,085   11.98        301,115  10.83        277,532    12.03
     Total consumer     -----------   -----   -----------   -----     ----------  -----     ----------    -----
     finance receivables  3,592,972   15.86     2,814,608   16.64      3,379,908  15.99      2,701,321    16.80

  Investment securities     176,838    6.64       142,641    7.33        168,737   7.02        145,415     7.08
                        -----------   -----   -----------   -----    -----------  -----    -----------    -----
  Total interest-earning
    assets              $ 3,769,810   15.42%  $ 2,957,249   16.19%   $ 3,548,645  15.56%   $ 2,846,736    16.31%
                        ===========   =====   ===========   =====    ===========  =====    ===========    =====
Interest-bearing liabilities:
   Senior debt          $ 2,370,978    7.12% $ 1,796,313     6.66%   $ 2,146,068   7.03%   $ 1,622,384     6.68%
   Commercial paper         348,746    6.93      254,553     6.96        382,914   6.48        358,248     5.70
   Customer deposits        178,410    6.07      202,398     5.44        179,047   5.67        197,893     5.50
   FHLB advances            146,777    6.73       92,276     5.10        140,678   6.37         82,301     5.07
                        -----------   -----  -----------    -----    -----------  -----    -----------    -----
   Total interest-bearing
    liabilities         $ 3,044,911    7.02% $ 2,345,540     6.52%   $ 2,848,707   6.84%   $ 2,260,826     6.36%
                        ===========   =====  ===========    =====    ===========  =====    ===========    =====
Net interest spread                    8.40%                 9.67%                 8.72%                   9.95%

Net interest margin                    9.76%                11.01%                10.07%                  11.26%


The dollar amounts of interest income and interest expense fluctuate depending upon changes in amounts (volume) and upon changes in interest rates of our interest-earning assets and interest-bearing liabilities. The following table details changes attributable to (i) changes in volume (changes in average outstanding balances multiplied by the prior period's rate) and (ii) changes in rate (changes in average interest rate multiplied by the prior period's volume). Changes in rate/volume (changes in rate times the change in volume) were allocated proportionately to the changes in volume and the changes in rate.



(Dollars in thousands)         Three Months Ended September 30,     Nine Months Ended September 30,
                                         2000 vs. 1999                        2000 vs. 1999
                               -------------------------------     ---------------------------------
                                  Increase/(Decrease) Due to           Increase/(Decrease) Due to
                               -------------------------------     ---------------------------------
                                 Volume      Rate Total Change       Volume      Rate  Total Change
                               --------  -------- ------------     --------  --------  ------------
Interest income:
  Consumer finance
    receivables                $ 34,206  $ (8,851)    $ 25,355     $ 90,663  $(25,808)    $ 64,855
  Investment securities             724      (403)         321        1,249       (85)       1,164
      Total interest income      34,930    (9,254)      25,676       91,912   (25,893)      66,019
                               --------  --------     --------     --------  --------     --------
Interest expense:
  Interest-bearing
    liabilities                  12,094     3,068       15,162       29,684     8,612       38,296
                               --------  --------     --------     --------  --------     --------
      Net interest income      $ 22,836  $(12,322)    $ 10,514     $ 62,228  $(34,505)    $ 27,723
                               ========  ========     ========     ========  ========     ========


Provision for Credit Losses

The provision for credit losses for the three- and nine-month periods ended September 30, 2000 was $26.1 million and $76.0 million, compared to $25.1 million and $76.7 million in the same periods of 1999. For the nine months ended September 30, 2000, the annualized provision for credit losses was 3.00% of average consumer finance receivables (excluding unearned finance charges and deferred loan fees), as compared to 3.79% during the same period of 1999. See further discussion in "Allowance for Credit Losses."

Noninterest Income

Noninterest income increased 0.9% and 8.7% for the three- and nine-month periods ended September 30, 2000 to $7.5 million and $22.8 million, compared to $7.4 million and $20.9 million during the same periods of 1999. Noninterest income is comprised of revenue earned from the sale of various ancillary products to borrowers at the branch locations including life insurance, accident and health insurance, property and casualty insurance, accidental death and dismemberment insurance, involuntary unemployment insurance and auto club memberships. The increase in 2000 is related to the increase in the number of loans originated during the nine months ended September 30, partially offset by the shift in originations to loans which tend to have a lower insurance penetration.

Noninterest Expense

Noninterest expense for the three- and nine-month periods ended September 30, 2000 increased 15.4% and 13.2%, to $38.8 million and $114.6 million, as compared to $33.6 million and $101.3 million during the same periods in 1999. This increase is primarily a result of higher personnel and occupancy expenses associated with an increase in both headcount and number of office locations as compared to the same period in 1999. In addition, we have renovated our branch locations, resulting in increased amortization of capitalized leasehold improvements. Nonetheless, the efficiency ratio remained controlled, increasing only 57 basis points as compared to the nine-month period ended September 30, 1999.

Provision for Income Taxes

The provision for income taxes during the three- and nine-month periods ended September 30, 2000 was $12.8 million and $37.7 million, which represents an effective tax rate of 37.0% and 37.7%. This compares to $11.8 million and $32.5 million, or 39.0% in the same periods of 1999.

Lines of Business

The Company is managed along two major lines of business: consumer finance and consumer banking. Following is an overview of the performance of each line of business in the nine months ended September 30, 2000:

Consumer Finance

o Net income increased 18.7% and 23.5% to $20.0 million and $56.9 million for the three- and nine-month periods ended September 30, 2000 from $16.8 million and $46.1 million in the same periods of 1999.

o The consumer finance receivables portfolio experienced significant growth during the nine months ended September 30, 2000 totaling $577.5 million, or 21.5% over the prior year-end. Included in this growth were two portfolio acquisitions. See "Overview."

o Net interest margin decreased as a result of yield erosion on receivables caused by the shift in product mix toward lower-yielding real estate secured loans, coupled with the full-year impact of increased amortization of deferred loan origination costs. In addition, there was an increase in the cost of funds as discussed in "Consolidated Results of Operations."

Consumer Banking

o Net income increased 12.9% and 18.3% to $1.8 million and $5.6 million for the three- and nine-month periods ended September 30, 2000, from $1.6 million and $4.7 million during the same periods of 1999.

o The consumer banking receivables portfolio increased $12.2 million, or 3.2% over the prior year ended December 31, 1999.

o Net interest margin decreased as a result of slight yield erosion on receivables, coupled with an increased cost of funds due to a reduction in customer deposits and higher rates paid on FHLB borrowings.

Asset Quality

Consumer Finance Receivables

Consumer finance receivables consisted of the following:


                                         September 30,        December 31,
(Dollars in thousands)                            2000                1999
                                         -------------        ------------
Consumer finance receivables:
  Real estate secured loans               $  2,212,005        $  1,630,496
  Other installment loans                    1,613,528           1,566,682
  Retail installment contracts                 359,675             327,914
                                          ------------         -----------
  Gross consumer finance receivables         4,185,208           3,525,092

Less:   Unearned finance charges and
          deferred loan fees                  (533,761)           (463,335)
        Allowance for credit losses           (103,759)           (100,308)
                                          ------------        ------------
Consumer finance receivables, net         $  3,547,688       $   2,961,449
                                          ============       =============


Allowance for Credit Losses




Activity in the Company's allowance for credit losses was as follows:

                                          Nine  Months Ended September 30,
                                          --------------------------------
(Dollars in thousands)                         2000                  1999
                                          -----------           ----------
Balance, beginning of period              $   100,308           $   80,493
Provision for credit losses                    75,989               76,740
Amounts charged-off:
   Real estate secured loans                   (1,524)              (1,331)
   Other installment loans                    (74,700)             (59,532)
   Retail installment contracts                (9,503)              (9,389)
                                           ----------           ----------
                                              (85,727)             (70,252)
Recoveries:
   Real estate secured loans                      187                  307
   Other installment loans                     10,951                9,440
   Retail installment contracts                 2,051                2,314
                                          -----------          -----------
                                               13,189               12,061
                                          -----------          -----------
Net charge-offs                               (72,538)             (58,191)
                                          -----------          -----------

Balance, end of period                    $   103,759           $   99,042
                                          ===========           ==========



In order to establish our allowance for credit losses, the consumer finance receivables portfolio is segmented into two categories: real estate secured and non-real estate secured (other installment loans and retail installment contracts). The determination of the level of the allowance for credit losses and, correspondingly, the provision for credit losses for these homogeneous loan pools rests upon various judgments and assumptions used to determine the risk characteristics of each portfolio. These judgments are supported by analyses that fall into three general categories: (i) economic conditions as they relate to our current customer base and geographic distribution; (ii) a predictive analysis of the outcome of the current portfolio (a migration analysis); and
(iii) prior loan loss experience. Additionally, every real estate secured loan that reaches 60 days delinquency is reviewed by our credit administration management to assess collectibility and determine a future course of action, at times resulting in the Company foreclosing on the property.

Management establishes the allowance for credit losses based on estimated losses inherent in the portfolio. Using the analysis techniques described above to measure the adequacy of the allowance for credit losses, the results of those analyses are compared to the historical trends of the loss coverage ratio, which represents the ratio of the allowance for credit losses to annualized net charge-offs. During the first nine months of 2000, the loss coverage ratio declined from 124% at December 31, 1999 to 105% at September 30, 2000, due to several factors. During the first half of 2000, the Company purchased a portfolio that has experienced higher than expected delinquency rates. Additionally, the Company has been remixing its loan product portfolio, which has resulted in a reduction in the level of unsecured loans and an increase in the amount of real estate secured loans. Accordingly, the loss coverage ratio at September 30, 2000 appears to be at a level that is consistent with the credit quality characteristics of the loan portfolio.

As a result of the analyses performed as described above, the allowance for credit losses as of September 30, 2000 was $103.8 million, which is an increase of $3.5 million, or 3.4% as compared to December 31, 1999. Management considers the allowance for credit losses adequate to cover losses inherent in the loan portfolio at September 30, 2000. No assurance can be given that we will not, in any particular period, sustain credit losses that are sizable in relation to the amount reserved, or that subsequent evaluation of the portfolio, in light of the factors then prevailing, including economic conditions and our ongoing examination process and that of our regulators, will not require significant increases in the allowance for credit losses.

The following table sets forth, by loan type, the amount of receivables delinquent for 60 days or more, on a contractual basis, and the ratio of that amount to gross consumer finance receivables outstanding:


                                          September 30, 2000        December 31, 1999
                                        ---------------------     ---------------------
Real estate secured loans               $  26,290       1.19%    $   9,259        0.57%
Other installment loans                    71,108       4.41        62,875        4.01
Retail installment contracts                9,061       2.52         9,137        2.79
                                        ---------       ----     ---------        ----
                                        $ 106,459       2.54%    $  81,271        2.31%
                                        =========       ====     =========        ====

Liquidity

We fund our operations through a variety of corporate borrowings. The primary source of these borrowings is corporate debt securities issued by the Company. At September 30, 2000, twelve different fixed-rate senior debt issues totaling $2.35 billion were outstanding, with a weighted average rate of 6.98%. To meet our short-term funding needs, daily trades of commercial paper are executed. The Company has a commercial paper program with several investment banks which provides $700 million in borrowing capacity. At September 30, 2000, thirty commercial paper borrowings totaling $408.3 million were outstanding, with a weighted average rate of 6.90%. Our targeted funding strategy is to maintain a mix between long and short-term borrowings of 75% to 25%. As a result of increased long-term borrowings during the nine months ended September 30, 2000, the split between long and short-term at September 30, 2000 was approximately 80% to 20%. See "Consolidated Results of Operations."

Our banking subsidiary raises funds through both customer deposits and advances with the Federal Home Loan Bank of Topeka. At September 30, 2000, the banking subsidiary's outstanding debt totaled $332.6 million, with a weighted average rate of 6.35%.

We also maintain two revolving credit agreements with twenty-one syndicate lenders which provide a credit line of up to $1.2 billion primarily to support the commercial paper borrowings, thus providing no less than 1:1 coverage of the outstanding borrowings at any given time. Of this amount, Washington Mutual has the ability to borrow up to $500 million. There were no borrowings under these revolving credit agreements at September 30, 2000.

Capital Management

We establish equity leverage targets based upon the ratio of debt (including customer deposits) to tangible equity. The debt to tangible equity ratio at September 30, 2000 of 6.36:1 was increased from 6.00:1 at December 31, 1999. The determination of our dividend payments and resulting capital leverage is managed in a manner consistent with our desire to maintain strong and improving credit ratings. In addition, provisions of certain of our debt agreements restrict the payment of dividends to a maximum prescribed proportion of cumulative earnings and contributed capital. At September 30, 2000, approximately $161.7 million was available under the debt agreement restriction for future dividends. We paid dividends in the amount of $10 million in the quarter ended September 30, 2000.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is primarily related to changes in interest rates. Quantitative and qualitative disclosures about our market risk resulting from changes in interest rates are included in Item 7A. in our 1999 Annual Report on Form 10-K. There have been no material changes in such risks or our asset/liability management program during the nine months ended September 30, 2000.

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

         3.1. Certificate of Incorporation of Washington Mutual Finance Corporation as presently in effect. (i)
         3.2. By Laws of Washington Mutual Finance Corporation as presently in effect. (i)
         4.1. Indenture dated as of July 1, 1992 between Aristar, Inc. and The Chase Manhattan Bank, N.A., as trustee. (ii)
         4.2. Indenture dated as of July 1, 1995 between Aristar, Inc. and the Bank of New York, as trustee. (iii)
         4.3. Indenture dated as of October 1, 1997 between Aristar, Inc. and First Union National Bank, as trustee. (iv)
         4.4. Indenture dated as of June 23, 1999 between Washington Mutual Finance Corporation and Harris Trust and Savings Bank, as trustee. (v)
         4.5.     The  registrant  hereby agrees to furnish the  Securities  and
                  Exchange Commission upon request with copies of all instruments defining rights of holders of long-term debt of Washington Mutual Finance Corporation and its consolidated subsidiaries.
         10.1. 364-Day Credit Agreement by and among the Registrant and Washington Mutual Finance Corporation and The Chase Manhattan Bank, as Administrative Agent, (Incorporated by reference to Washington Mutual Inc.'s Form 10-Q for the quarter ended September 30, 2000. File No. 1-14667.)
         10.2. Four-Year Credit Agreement by and among the Registrant and Washington Mutual Finance Corporation and The Chase Manhattan Bank, as Administrative Agent, (Incorporated by reference to Washington Mutual Inc.'s Form 10-Q for the quarter ended September 30, 1999. File No. 1-14667.)
         27.      Financial Data Schedule.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the period covered by this Report.








         (i) Incorporated by reference to Registrant's Quarterly Report on Form 10-K for the year ended December 31, 1987, Commission file number 1-3521.
         (ii) Incorporated by reference to Registrant's Current Report on Form 8-K dated June 24, 1992,Commission file number 1-3521.
         (iii) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, Commission file number 1-3521.
         (iv) Incorporated by reference to Registrant's Current Report on Form 8-K dated October 6, 1997, Commission file number 1-3521.
         (v) Incorporated by reference to the Registration Statement on Form S-3, Registration number 333-80147.

                                                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          WASHINGTON MUTUAL FINANCE CORPORATION

Date:      November 13, 2000           By:     /s/ James R. Garner
                                               ------------------------------
                                               James R. Garner
                                               Senior Vice President and
                                               General Counsel

                                       By:     /s/ Craig A. Stein
                                               ------------------------------
                                               Craig A. Stein
                                               Vice President and Controller
                                               (Principal Accounting Officer)