Form 10-K
period 2000-12-31
WASHINGTON MUTUAL FINANCE CORP
filed 2001-03-22
CIK 7214

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000
                                         OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from......................to..........................

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

As of February 28, 2001, there were 1,000 shares of Common Stock outstanding.

Documents incorporated by reference:                  None

Registrant meets the conditions set forth in General  Instruction  (I)(1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                       WASHINGTON MUTUAL FINANCE CORPORATION

                            ANNUAL REPORT ON FORM 10-K

                                 Table of Contents


                                                                            Page
                                         PART I


Item 1.        Business.......................................................3
Item 2.        Properties....................................................10
Item 3.        Legal Proceedings.............................................11
Item 4.        Submission of Matters to a Vote of Security Holders ...........*

                                         PART II

Item 5.        Market for the Registrant's Common Equity
                  and Related Stockholder Matters............................12
Item 6.        Selected Financial Data ......................................12
Item 7.        Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................13
Item 7A        Quantitative and Qualitative Disclosures About Market Risk....22
Item 8.        Financial Statements and Supplementary Data...................25
Item 9.        Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure........................43

                                         PART III

Item 10.       Directors and Executive Officers of the Registrant ............*
Item 11.       Executive Compensation ........................................*
Item 12.       Security Ownership of Certain Beneficial Owners and
                  Management .................................................*
Item 13.       Certain Relationships and Related Transactions ................*

                                         PART IV

Item 14.       Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K........................................44


        * Items 4, 10, 11, 12 and 13 are not included as per conditions met by Registrant set forth in General Instruction I(1)(a) and (b) of Form 10-K.

                                         PART I

Item 1.  Business

General

Washington Mutual Finance Corporation, incorporated in Delaware in 1986, as Aristar, Inc., is a holding company headquartered in Tampa, Florida whose subsidiaries are engaged in the consumer financial services business. Washington Mutual Finance Corporation is an indirect, wholly-owned subsidiary of Washington Mutual, Inc. ("Washington Mutual"). When we refer to "we", "our", "us", or the "Company" in this Form 10-K, we mean Washington Mutual Finance Corporation and its subsidiaries, all of which are wholly-owned. Effective March 1, 2000, the Company changed its name from Aristar, Inc.

Our Company's operations consist principally of a network of 533 branch offices located in 25 states, primarily in the southeast, southwest and California. Prior to November 1999, these offices generally operated under the names Blazer Financial Services, City Finance Company and First Community Financial Services. Beginning in November 1999 and continuing throughout the first half of 2000, the office names were changed to Washington Mutual Finance. Our branch offices are typically located in small- to medium-sized communities in suburban or rural areas and are managed by individuals who generally have considerable consumer lending experience. The primary market for the our consumer loans consists of households with an annual income of up to $70,000.

We make secured and unsecured consumer loans, and purchase installment contracts from retail establishments. The consumer credit transactions are primarily for personal, family, or household purposes. From time to time, we purchase consumer loans from national mortgage banking operations, servicing released, that are secured by real estate. We also provides consumer financial services through our industrial banking subsidiary, First Community Industrial Bank ("FCIB"), which has branches in Colorado and Utah. In addition to making consumer loans and purchasing retail installment contracts, FCIB also accepts deposits insured by the Federal Deposit Insurance Corporation ("FDIC").

We are managed along two major lines of business: consumer finance and consumer banking. The financial performance of these business lines is measured by our profitability reporting processes.

The following table provides an analysis by type of our consumer finance receivables (excluding unearned finance charges and deferred loan fees) at the dates shown:




(Dollars in thousands)                                    December 31,
                                           ----------------------------------------
                                              2000           1999            1998
Notes and contracts receivable:            ----------     ----------     ----------
   Amount                                  $3,728,350     $3,061,757     $2,574,396
   Number of accounts                       1,016,403      1,001,302        966,048
Type:
   Real estate secured loans               $1,990,907     $1,432,841     $1,122,872
   Other installment loans                  1,401,859      1,334,350      1,159,852
   Retail installment contracts               335,584        294,566        291,672
                                           ----------     ----------     ----------
      Total                                $3,728,350     $3,061,757     $2,574,396
                                           ==========     ==========     ==========
      Number of accounts                    1,016,403      1,001,302        966,048
Type as a percent of total receivables:
   Real estate secured loans                     53.4%          46.8%          43.6%
   Other installment loans                       37.6           43.6           45.1
   Retail installment contracts                   9.0            9.6           11.3
                                           ----------     ----------     ----------
                                                100.0%         100.0%         100.0%
                                           ==========     ==========     ==========


For the year ended December 31, 2000, real estate secured loans outstanding (excluding unearned finance charges and deferred loan fees) increased $558.1 million, or 38.9%, as compared to an increase of $310.0 million, or 27.6%, for the prior year. Real estate loans are typically secured by first or second mortgages and are primarily used by the customer for purchases of consumer goods or debt consolidation. We have focused on increasing our percentage of real estate loans held in portfolio due to the better credit quality inherent in the customer base, since the primary sources of these loans are existing customers that have maintained a high level of payment performance over an extended period of time. In 2000, approximately 88% of the real estate secured loans originated were made to customers with whom we had a current or former lending relationship. In addition, the underlying security in real estate secured loans reduces our risk of loss. Also, the larger average balance makes this loan type more cost effective to originate and service. At December 31, 2000 and 1999, the average balance of a real estate secured loan was approximately $30,400 and $27,700.

Consumer loans are typically fixed-rate and are originated by customer application and periodic purchases of receivable portfolios. Loan originations are a result of business development efforts consisting of direct mail, telemarketing and branch office sales personnel. Consumer loans written in 2000 had original terms ranging from 3 to 360 months and averaged 74 months. Of the loans originated in 2000, approximately 70% were unsecured or secured by luxury goods, automobiles or other personal property, and approximately 30% were secured by real estate. In addition, the Company purchases loan portfolios from its competitors and secondary markets. In 2000, $323.3 million of loans were purchased. Of these, approximately 24% were unsecured or secured by luxury goods, automobiles or other personal property, and approximately 76% were secured by real estate. Included in this amount were $123.0 million of single family residence loans acquired from an affiliate.

During 2000, other installment loans outstanding (excluding unearned finance charges and deferred loan fees) increased $67.5 million, or 5.1%, as compared to an increase of $174.5 million, or 15.0%, in 1999, due to our focus on growing the real estate portfolio. Other installment loans are either secured or unsecured and are primarily used by the customer to make specific purchases of consumer goods or undertake personal debt consolidation. At December 31, 2000 and 1999, the average balance of an other installment loan was approximately $2,360 and $2,250.

During 2000, retail installment contracts outstanding (excluding unearned finance charges and deferred loan fees) increased $41.0 million, or 13.9%, as compared to an increase of $2.9 million, or 1.0% in 1999. As this loan type is generally obtained as a source for new customers, it has been determined that maintaining this portfolio at approximately 10% of total net outstanding loans is the appropriate portfolio mix for generating cross-selling opportunities, while minimizing the impact on yields. Retail installment contracts are generally acquired without recourse to the originating merchant and establish a customer relationship for developing future loan business. Where these contracts result from the sale of consumer goods, payment is generally secured by such goods. Retail installment contracts are generally acquired through the originating merchant. We had such arrangements with over 3,000 merchants at December 31, 2000. At December 31, 2000 and 1999, the average balance of a retail installment contract was approximately $940 and $825.

As part of our consumer finance line of business, we make available, at the option of our customers, credit life, credit accident and health, and credit casualty insurance products. We do not sell insurance to non-customers. Credit insurance we sell is written by unaffiliated insurance companies, and we substantially reinsure all of these policies, which earns us reinsurance premiums thereon.

Yield Written

For the years ended December 31, 2000, 1999 and 1998 the average portfolio yield written during the year, by loan type, was as follows:



                                           2000         1999           1998
                                          -----         -----         -----
         Real estate secured loans        12.15%        12.53%        12.68%
         Other installment loans          24.72         24.83         25.07
         Retail installment contracts     19.08         18.94         18.99


Geographic Distribution

Geographic diversification of consumer finance receivables reduces the concentration of credit risk associated with a recession in any one region. The concentration of consumer finance receivables, excluding unearned finance charges and deferred loan fees, by state was as follows:



(Dollars in thousands)                       December 31,
                 -----------------------------------------------------------------
                          2000                   1999                    1998
                 --------------------   ---------------------  -------------------
                    Amount    Percent     Amount     Percent      Amount   Percent
                 -----------  -------   -----------  -------  ----------   -------
California       $   388,825    10%     $   228,334     7%    $   155,095     6%
Texas                363,407    10          295,465    10         227,257     9
Tennessee            339,852     9          291,946    10         245,558     9
Colorado             328,652     9          314,677    10         240,515     9
North Carolina       292,893     8          264,909     9         230,218     9
Florida              222,010     6          190,120     6         192,366     7
South Carolina       182,669     5          166,533     5         142,562     6
Virginia             161,247     4          144,560     5         126,741     5
Louisiana            146,147     4          133,372     4         118,579     5
Mississippi          128,653     3          116,468     4          98,583     4
Other              1,173,995    32          915,373    30         796,923    31
                 -----------  -------   -----------  -------  -----------  -------
Total            $ 3,728,350   100%     $ 3,061,757   100%    $ 2,574,397   100%
                 ===========  =======   ============ =======  ===========  =======


Prior to 2000, these results were based on the state where the loan was originated or purchased. We have found that results are more meaningful if based on the state where the customer resides. This change in classification helps us to more accurately understand effects caused by economic conditions in any particular region. The prior year numbers have been restated to reflect the new classification methodology.

Credit Loss Experience

We closely monitor portfolio delinquency and loss rates in measuring the quality of the portfolio and the potential for ultimate credit losses. An account is considered delinquent when a payment is 60 days or more past due, based on the original terms of the contract. Under our policy, and in an effort to contain risk, non-real estate secured delinquent accounts generally are charged off (i.e. fully reserved) when they become 180 days contractually delinquent. Real estate secured, delinquent accounts are handled on a case-by-case basis, with foreclosure proceedings typically beginning when the accounts are between 60 and 90 days contractually delinquent. Collection efforts continue after an account has been charged off until the customer obligation is satisfied or until it is determined that the obligation is not collectible.

We attempt to control customer delinquency through careful evaluation of each borrower's application and credit history at the time the loan is originated or purchased, and through appropriate collection activity. We also seek to reduce our risk by focusing on consumer lending, making a greater number of smaller loans than would be practical in commercial markets, and maintaining disciplined control over the underwriting process.

We maintain an allowance for credit losses inherent in the receivables portfolio. The allowance is based on an ongoing assessment of the probable estimated losses inherent in the portfolio. This analysis provides a mechanism for ensuring that estimated losses reasonably approximate actual observed losses. See discussion in "Allowance for Credit Losses" in Item 7.

Funding Composition

A relatively high ratio of borrowings to invested capital is customary in consumer finance activities due to the quality and term of the assets employed by the business. As a result, the spread between the revenues received from loans and interest expense is a significant factor in determining our net income.

We fund our operations principally through net cash flows from operating activities, short-term borrowings in the commercial paper market, issuances of senior debt and customer deposits and borrowings from the Federal Home Loan Bank of Topeka (the "FHLB"). We had commercial paper outstanding at December 31, 2000 and 1999 of $683.7 million and $242.2 million. We share with Washington Mutual two revolving credit facilities: a $1.2 billion 364-day facility and a $600 million four-year facility, which provide back-up for our commercial paper programs. The borrowing capacity is limited to the total amount of the two revolving credit facilities, net of the amount of combined commercial paper outstanding. At December 31, 2000, there was $841 million available under these facilities. There were no borrowings under these facilities at any point during 2000 or 1999.

Senior notes outstanding totaled approximately $2.20 billion at December 31, 2000 and $2.00 billion at December 31, 1999. On March 6, 2001, we filed a $1 billion shelf registration statement to provide additional access to the public debt markets.

Through our industrial banking subsidiary, we also borrow from the FHLB and accept customer deposits. FHLB borrowings totaled $156.8 million at December 31, 2000 and $115.9 million at December 31, 1999. Customer deposits totaled $189.8 million at December 31, 2000 and $189.9 million at December 31, 1999.

Employee Relations

Our number of full-time equivalent employees at December 31, 2000 was approximately 3,000, an 11.1% increase from December 31, 1999. We believe that we have been successful in attracting quality employees and that our employee relations are good.

Risk Factors

In addition to the other information in this Annual Report on Form 10-K, the following factors should be considered carefully:

A decline of collateral value may adversely affect the credit quality of our portfolio

Approximately 53% of our consumer finance receivables outstanding were secured by real estate at December 31, 2000. Any material decline in real estate values reduces the ability of borrowers to use home equity to support borrowings and increases the loan-to-values of loans previously made by us, thereby weakening collateral coverage and increasing the possibility of a loss in the event of a borrower default. Further, delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions. Any sustained period of such increased delinquencies, foreclosures and losses could adversely affect our results of operations and financial condition.

An increase in our delinquency rate could adversely affect our results of operations

Our underwriting criteria or collection methods may not afford adequate protection against the risks inherent in the loans we make to our customers. In the event our portfolio of consumer finance receivables experiences higher delinquencies, foreclosures or losses than anticipated, our results of operations or financial condition could be adversely affected.

Changes in legislation or regulation could adversely affect our business operations

Our lending activities are subject to federal consumer protection laws such as the Amended Truth-in-Lending Act (including the Home Ownership and Equity Protection Act of 1994), the Fair Housing Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act and the Fair Debt Collection Practices Act and regulations promulgated thereunder. In December 2000, amendments were proposed to the Home Ownership and Equity Protection Act of 1994 ("HOEPA") that would lower the rate and fee triggers defining when the additional disclosure requirements and term restrictions of HOEPA would apply. If adopted, more of our loans would be subject to HOEPA and the disclosure requirements and substantive limitations. In addition, the Gramm-Leach-Bliley Act of 1999 ("GLBA"), and implementing regulations, created privacy protections for our loan customers which require us to provide our loan customers with a privacy notice and an opportunity to opt out of information sharing with nonaffiliated third parties. As of March 2001, all operating subsidiaries had in place a compliance procedure and no further impact is expected on our operations at this time. We are also under the federal regulatory oversight of the Federal Trade Commission ("FTC") which, from time to time, promulgates rules which affect our operations.

Our operating subsidiaries are subject to state laws and regulatory oversight which laws and regulations: (i) impose licensing obligations on us, (ii)
establish eligibility criteria for mortgage loans, (iii) prohibit discrimination, (iv) provide for inspections and appraisals of properties, (v) require credit reports on loan applicants, (vi) regulate assessment, collection, foreclosure and claims handling, (vii) mandate certain disclosures and notices to borrowers and (viii) in some cases, fix maximum interest rates, fees, loan amounts, prepayment penalties and refinancing frequencies. Failure to comply with the state and federal requirements can lead to termination or suspension of our ability to make and collect loans, certain rights of rescission for mortgage loans, individual civil liability, class action lawsuits and administrative enforcement actions. Although consumer finance laws have been in effect for many years, amending and new legislation is frequently proposed. Currently there are subprime lending bills pending in approximately 30 states, including Georgia, Texas, California, Illinois, Pennsylvania, South Carolina, Virginia and Washington. In general the bills are aimed at lending practices considered to be "predatory" as they have an adverse effect on borrowers with weakened credit histories and lower prepayment abilities. If passed, generally the bills would impose additional loan disclosure requirements, restrict prepayment penalties, prohibit frequent loan refinancings without benefit to the borrower and increase enforcement abilities and penalties for violations.

Additionally, our sale of credit life, credit accident and health, and credit casualty insurance to our customers is subject to state and federal statutes and regulations. Failure to comply with any of the foregoing state and federal requirements could lead to imposition of civil penalties, class action lawsuits and administrative enforcement actions on us. The pending legislation regarding subprime lending includes provisions further regulating the sale of insurance products. If adopted, this legislation could adversely affect our sales of insurance products.

We have been, and will continue to be, subject to regulatory enforcement actions and private causes of action from time to time with respect to our compliance with applicable laws and regulations. Our lending practices have in the past been, and currently are, under regulatory review by various state authorities. Additionally, the laws and regulations described above are subject to administrative and judicial interpretation. Where the law or regulation has been infrequent interpreted (or there are an insignificant number of interpretations of recently enacted regulations) ambiguity with respect to permitted conduct under these laws and regulations can result. Any ambiguity under the regulations to which we are subject may lead to regulatory investigations or enforcement actions and private causes of action, such as class action lawsuits, with respect to our compliance with the applicable laws and regulations.

Due to self-imposed lending guidelines, it is believed that the pending state bills and HOEPA amendments would have minimum impact on our operations if passed. There can be no assurance that more restrictive laws, rules and regulations will not be proposed and adopted in the future, or that existing laws and regulations will not be interpreted in a more restrictive manner. Such occurrences could make compliance more difficult or expensive.

We may be subject to litigation that could adversely affect our results of operations or financial condition

In the ordinary course of our business, we are subject to claims made against us by borrowers arising from, among other things, losses that are claimed to have been incurred as a result of alleged breaches of fiduciary obligations; misrepresentations, errors and omissions of employees, officers and agents; incomplete documentation; and failures by us to comply with various laws and regulations applicable to our business. We believe that liability with respect to any currently asserted claims or legal actions is not likely to be material to our consolidated results of operations or financial condition. However, any claims asserted in the future may result in legal expenses or liabilities that could have a material adverse effect on our results of operations and financial condition and could distract members of management from our business and operations.

Fluctuations in interest rates may adversely affect our profitability

Our profitability may be adversely affected during any period of rapid changes in interest rates, as substantially all consumer loans outstanding are written at a fixed rate. A substantial and sustained increase in interest rates could adversely affect the spread between the rate of interest received by us on our loans and the interest rates payable under our debt agreements. Such interest rate increases could also affect our ability to originate loans. A significant decline in interest rates could decrease the balance of the consumer finance receivables portfolio by increasing the level of loan prepayments. See "Asset/Liability Management" for sensitivity analysis.

Competition could adversely affect our results of operations

Competition in the consumer finance business is intense. The consumer lending market is highly fragmented and has been serviced by commercial banks, credit unions and savings institutions, as well as by other consumer finance companies. Many of these competitors have greater financial resources and may have significantly lower costs of funds than we do. Even after we have made a loan to a borrower, our competitors may seek to refinance the loan in order to offer additional loan amounts or reduce payments. In addition, if we expands into new geographic markets, we will face competition from lenders with established positions in these locations. There can be no assurance that we will be able to continue to compete successfully in these markets.


Item 2.    Properties

As of December 31, 2000, we owned our 71,000 square foot headquarters building, which we built in 1994 on 6 acres of land in Tampa, Florida.

An agreement in principle has been reached for a sale and leaseback of the headquarters building in Tampa, Florida. It is expected that this transaction will be complete in the second quarter of 2001. Any gain realized on the sale will be recognized over the period of the lease, which is anticipated to be five years, with a five-year renewal at the Company's option.

Our branch offices, located in 25 states, are leased typically for terms of three to five years with options to renew. Typical locations include shopping centers, office buildings and storefronts, and are generally of relatively small size sufficient to accommodate a staff of four to eight employees.

We lease 50,000 square feet of space in Pensacola, Florida, which is used for centralized underwriting, servicing and collections activities.

See "Notes to Consolidated Financial Statements - Note 11: Leases" for additional information on rental expense and lease commitments.

Item 3.    Legal Proceedings

The Company and certain of its subsidiaries are parties to various lawsuits and proceedings arising in the ordinary course of business. We have also been named as a defendant in a number of class action suits, in which various industry-wide practices arising from routine business activities are being challenged and various damages are being sought. Certain of these lawsuits and proceedings arise in jurisdictions, such as Alabama and Mississippi, that permit damage awards disproportionate to the actual economic damages incurred. Based upon information presently available, we believe that the total amounts that will ultimately be paid arising from these lawsuits and proceedings will not have a material adverse effect on our consolidated results of operations and financial condition. However, it should be noted that the frequency of large damage awards, including large punitive damage awards, that bear little or no relation to actual economic damages incurred by plaintiffs in jurisdictions like Alabama and Mississippi continues to increase and creates the potential for an unpredictable judgment in any given suit.

                                       PART II

Item 5.    Market for the Registrant's  Common Equity  and Related   Stockholder
           Matters

The Company is an indirect wholly-owned subsidiary of Washington Mutual and the Company's common stock is not traded on any national exchange or in any other established market.

Payment of dividends is within the discretion of the Company's Board of Directors. Provisions of certain of our debt agreements restrict the payment of dividends to a maximum prescribed portion of cumulative earnings and contributed capital and otherwise provide for the maintenance of minimum levels of equity and maximum leverage ratios. Dividends will be paid when capital exceeds the amount of debt to tangible capital (leverage ratio) deemed appropriate by management. This leverage ratio will be managed with the intention of maintaining the existing credit ratings on our outstanding obligations. We declared and paid dividends totaling $25.0 million during 2000 and $14.5 million during 1999.


Item 6.  Selected Financial Data

The following selected financial data are taken from our consolidated financial statements. The data should be read in conjunction with the accompanying consolidated financial statements and related notes in Item 8., Management's Discussion and Analysis in Item 7., and other financial information included in this Form 10-K. Per share information is not included because all of our stock is owned by Washington Mutual.




                                   As of, or For the Years Ended December 31,
                      --------------------------------------------------------------------
                          2000           1999          1998         1997           1996
                      ----------    -----------    ----------    ----------    -----------
                                              (Dollars in thousands)

Net interest income   $  252,000     $  224,805    $  203,432    $  180,605    $  196,375

Noninterest income        30,421         29,501        27,147        26,555        27,205

Noninterest expense      156,002        135,594       142,992       131,129       124,062

Net income                78,889         72,992        52,887        46,287        62,518

Consumer finance
  receivables, net     3,623,763      2,961,449     2,493,903     2,254,389     2,123,103

Total assets           3,927,705      3,227,557     2,744,710     2,509,606     2,371,376

Total debt             3,036,899      2,353,963     1,987,990     1,830,404     1,750,776

Total equity             539,088        475,158       419,330       398,184       369,240


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This document contains forward-looking statements, which are not historical facts and pertain to our future operating results. These forward-looking statements are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the results discussed in these forward-looking statements for the reasons, among others, discussed under the heading "Business-Risk Factors" included in this Form 10-K.

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and related notes in Item 8. and other financial information in Item 1.

Overview

The Company had net income of $78.9 million in 2000, which represents an 8% increase over the $73.0 million reported in 1999 and a 49% increase over 1998's reported net income of $52.9 million. The following are key highlights of our performance:

o Return on average assets ("ROA") was 2.17% compared to 2.48% in 1999 and 2.05% in 1998. Despite the increase in net income, average assets increased at a greater rate, thus resulting in a lower ROA.

o Net consumer finance receivables increased 21.8% during 2000, demonstrating continued growth following an increase of 18.7% in 1999.

o Yields earned on consumer finance receivables declined from 16.73% in 1999 to 15.89% in 2000. This was due primarily to a shift in product mix towards lower yielding real estate secured loans and increased amortization of deferred loan origination costs. The increased amortization is due to a change in the estimate of loan origination costs which was implemented in 1999. As a result of an increase in the amount of origination costs deferred in accordance with SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," the impact on earned yields is greater. This is due to the requirement of this Standard to amortize the deferred costs over the life of the related loan using the effective yield method, thereby reducing the yield as the costs are amortized.

o Both net interest spread and net interest margin decreased from 1999 to 2000, due primarily to a shift in product mix toward lower yielding real estate secured loans and increased amortization of deferred loan origination costs, coupled with a rising cost of funds. Net interest spread represents the difference between the yield on the Company's interest-earning assets and the interest rate paid on its borrowings. Net interest margin represents the ratio of net interest income to average earning assets.

o Operating efficiency is defined as the ratio of noninterest expense, excluding the amortization of goodwill, to total revenue, which is comprised of net interest income before provision for credit losses and noninterest income. In 2000, our operating efficiency ratio declined to 38.9% from 37.1% in 1999. This deterioration is due to the lower interest margin, as well as increased noninterest expense. However, the efficiency ratio in both 2000 and 1999 experienced significant improvement compared to 1998, which was 44.9%.

o Delinquencies (accounts contractually past-due greater than 60 days) as a percentage of net consumer finance receivables increased from 2.31% at December 31, 1999 to 2.71% at December 31, 2000. The primary source of this deterioration is a portfolio purchased earlier in the year that has experienced higher than expected delinquency rates.

o Net credit losses totaled $103.0 million in 2000, as compared to $80.8 million in 1999 and $73.9 million in 1998. Net credit losses as a percentage of average consumer finance receivables (excluding unearned finance charges and deferred loan fees), however, were 3.0%, 2.9% and 3.1% in 2000, 1999 and 1998.

Segment Results

The Company is managed along two major segments: consumer finance and consumer banking. Following is an overview of the performance of each segment in 2000:

Consumer Finance

o Net income increased 8.2% to $71.9 million in 2000, from $66.5 million in 1999. Net income totaled $47.1 million in 1998.

o Return on assets in 2000 was 2.23% as compared to 2.58% and 2.06% in 1999 and 1998.

o The consumer finance receivables portfolio experienced significant growth during 2000, totaling $653.1 million, or 24.3%.

o Net interest margin decreased as a result of yield erosion on receivables caused by the shift in product mix toward real estate secured loans, coupled with the impact of increased amortization of deferred loan origination costs. In addition, the cost of funds increased significantly, as discussed in "Consolidated Results of Operations".

o The efficiency ratio in 2000 was 38.6%, as compared to 36.8% and 45.1% in 1999 and 1998. Although net interest income increased due to growth in interest-earning assets, the decline in efficiency was a result of a lower interest margin coupled with higher personnel and occupancy expenses associated with an increase in both headcount and number of office locations.

o Net credit losses increased over prior years. However, 2000 was also a year of high receivables growth. As a percentage of the consumer finance receivables portfolio, net credit losses were 3.3%, which is consistent with 1999.

Consumer Banking

o Net income increased 6.5% to $6.9 million in 2000, from $6.5 million in 1999. Net income totaled $5.8 million in 1998.

o Return on assets in 2000 decreased to 1.65% from 1.78% and 2.01% in 1999 and 1998.

o The consumer banking receivables portfolio growth during 2000 totaled $13.5 million, or 3.59%.

o Net interest margin decreased as a result of slight yield erosion on receivables, coupled with an increased cost of funds due to higher rates paid on customer deposits and FHLB borrowings.

o Net credit losses increased to $1.2 million in 2000 from $680,000 in 1999 and $850,000 in 1998. Net credit losses as a percentage of average consumer banking receivables (excluding unearned finance charges and deferred loan fees), were 0.3%, 0.2% and 0.3% in 2000, 1999 and 1998.

Consolidated Results of Operations

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the year ended December 31, 2000 increased 10.4% to $359.2 million, compared to $325.4 million in 1999 and $283.2 million in 1998. Net interest margin for 2000 was 9.87%, compared to 11.02% in 1999 and 11.11% in 1998.

The increase in net interest income before provision for credit losses in 2000 reflects growth in average net consumer finance receivables to $3.46 billion, which was $681.0 million, or 24.6%, greater than the average balance for 1999. This is primarily a result of management's continued implementation of the internal growth initiative through the branch network, as well as an ongoing pursuit of strategic acquisitions. Partially offsetting this portfolio growth is an 84 basis point decrease in portfolio yield. This yield compression is a result of remixing the portfolio to a larger percentage of lower-yielding real estate secured loans and the increase in the amortization of deferred loan origination costs. Another factor adversely impacting the portfolio yield was the lower average permissible rate, due to rising average loan size, given the structure of various state interest rate regulation thresholds.

In order to finance the growth in consumer finance receivables, average debt outstanding increased by $606.3 million, or 26.1%, to $2.92 billion for 2000. During the latter half of 1999, the mix of debt began to shift to longer term, senior debt in order to lessen the impact of higher short-term borrowing rates caused by the Year 2000 liquidity risk. Also, in June 2000, we issued $450.0 million of senior notes with a coupon rate of 8.25%, maturing on June 15, 2005. As a result of these factors, the weighted-average senior debt rate increased to 7.08% in 2000, compared to 6.76% in 1999. In addition, the rates paid on commercial paper, FHLB borrowings and customer deposits during 2000 were 91, 112 and 35 basis points higher than in 1999, due to the rising interest rate environment during the year associated with short-term borrowings. As a result of these factors, the overall cost of interest-bearing liabilities increased 46 basis points over 1999.

The  following  table   reflects  the  average  outstanding balances and related
effective yields in 2000, 1999 and 1998, as described above:




(Dollars in thousands)                                   Year Ended December 31,
                                 ---------------------------------------------------------------------
                                          2000                     1999                     1998
                                 ------------------     --------------------     ---------------------
                                    Average                 Average                 Average
                                    Balance    Rate         Balance     Rate        Balance     Rate
                                 ----------   -----      -----------  ------      -----------  ------
Interest-earning assets:
 Consumer finance receivables:
  Real estate secured
   loans                         $ 1,781,775   12.61%    $ 1,275,932    12.59%    $ 1,045,671   12.62%
  Other installment loans          1,366,146   21.41       1,217,663    22.19       1,044,251   22.69
  Retail installment contracts       307,172   10.37         280,458    11.89         286,982   12.59
 Total consumer                  -----------  ------     -----------   ------     -----------  ------
  finance receivables              3,455,093   15.89       2,774,053    16.73       2,376,904   17.04

 Cash, cash equivalents and
  investment securities              185,184    6.63         180,005     6.01         172,251    6.65
                                 -----------  ------     -----------   ------     -----------  ------
Total interest-earning assets    $ 3,640,277   15.42%    $ 2,954,058    16.08%    $ 2,549,155   16.33%
                                 ===========  ======     ===========   ======     ===========  ======
Interest-bearing liabilities:
 Commercial  paper               $   420,215    6.63%    $   323,475     5.72%    $   368,855    5.60%
 Senior debt                       2,180,747    7.08       1,708,555     6.76       1,432,743    7.05
 FHLB advances                       142,860    6.44          90,055     5.32          32,362    5.24
 Customer deposits                   181,169    5.83         196,583     5.48         172,850    5.82
                                 -----------  ------     -----------   ------     -----------   -----
Total interest-bearing
 liabilities                     $ 2,924,991    6.91%    $ 2,318,668     6.45%    $ 2,006,810    6.65%
                                 ===========  ======     ===========   ======     ===========   ======
Net interest spread                             8.51%                    9.63%                   9.68%

Net interest margin                             9.87%                   11.02%                  11.11%


The dollar amounts of interest income and interest expense fluctuate depending upon changes in amounts (volume) and upon changes in interest rates of our interest-earning assets and interest-bearing liabilities. Changes attributable to (i) changes in volume (changes in average outstanding balances multiplied by the prior period's rate), (ii) changes in rate (changes in average interest rate multiplied by the prior period's volume), and (iii) changes in rate/volume (changes in rate times the change in volume that were allocated proportionately to the changes in volume and the changes in rate) were as follows:



(Dollars in thousands)
                                      Year Ended December 31,             Year Ended December 31,
                               ----------------------------------   ---------------------------------
                                           2000 vs. 1999                       1999 vs. 1998
                                     Increase/(Decrease) Due to          Increase/(Decrease) Due to
                               ----------------------------------   ---------------------------------
                                Volume      Rate    Total Change     Volume    Rate    Total Change
Interest income:               ---------  --------  ------------    --------  -------  ------------
  Consumer finance
    receivables                $ 121,169  $(36,296)     $ 84,873    $ 69,015  $ (9,790)  $ 59,225
  Investment securities              304     1,154         1,458         471    (1,095)     (624)
      Total interest income      121,473   (35,142)       86,331      69,486   (10,885)    58,601

Interest expense:
  Interest-bearing
    liabilities                   41,302    11,181        52,483      19,994    (3,596)    16,398
      Net interest income      $  80,171  $(46,323)     $ 33,848    $ 49,492  $(7,289)   $ 42,203


Provision for Credit Losses

The provision for credit losses during 2000 was $107.2 million, compared to $100.6 million in 1999 and $79.8 million in 1998. In 2000, the provision for credit losses was 3.10% of average consumer finance receivables (excluding unearned finance charges and deferred loan fees), compared to 3.63% for 1999 and 3.36% in 1998. See further discussion in "Allowance for Credit Losses."

Noninterest Income

Noninterest income increased 3.1% in 2000 to $30.4 million, compared to $29.5 million in 1999 and $27.1 million in 1998. Other operating income is comprised of revenue earned from the sale of various ancillary products to borrowers at the branch locations including life insurance, accident and health insurance, property and casualty insurance, accidental death and dismemberment insurance, involuntary unemployment insurance and auto club memberships. The increase in 2000 is related to the increase in the number of loans originated during the year, offset by the shift in originations to loans which tend to have a lower insurance penetration.

Noninterest Expense

Noninterest expense in 2000 increased 15.1% and 9.1%, or $20.4 million and $13.0 million to $156.0 million, compared with $135.6 million and $143.0 million in 1999 and 1998. This increase is primarily a result of higher personnel and occupancy expenses associated with an increase in both headcount and number of office locations compared to 1999 and 1998. In addition, we have renovated our branch locations, resulting in increased amortization of capitalized leasehold improvements.

Provision for Federal and State Income Taxes

The provision for income taxes in 2000 was $47.5 million, which represents an effective rate of 37.60%. This compares to $45.7 million, or 38.51% in 1999 and $34.7 million, or 39.62% in 1998.

Financial Condition

Allowance for Credit Losses

Activity in the Company's allowance for credit losses is as follows:



                                                               Year Ended December 31,
                                                   -------------------------------------------
(Dollars in thousands)                                 2000              1999           1998
                                                   ----------       -----------      ---------
Balance, January 1                                 $  100,308       $    80,493      $  74,323
Provision for credit losses                           107,243           100,590         79,760
Amounts charged off:
   Real estate secured loans                           (2,684)           (1,807)        (2,125)
   Other installment loans                           (104,365)          (82,438)       (73,210)
   Retail installment contracts                       (13,017)          (12,558)       (14,417)
                                                    ---------       -----------      ---------
                                                     (120,066)          (96,803)       (89,752)
Recoveries:
   Real estate secured loans                              241               398            521
   Other installment loans                             14,171            12,629         12,593
   Retail installment contracts                         2,690             3,001          2,774
                                                   ----------       -----------      ---------
                                                       17,102            16,028         15,888
                                                   ----------       -----------      ---------
Net charge offs                                      (102,964)          (80,775)       (73,864)

Allowances on notes purchased                            -                 -               274
                                                   ----------       -----------      ---------
Balance, December 31                               $  104,587       $   100,308      $  80,493
                                                   ==========       ===========      =========

Allowance for credit losses as a percentage
  of  December 31 consumer finance receivables
  (excluding unearned finance charges and
  deferred loan fees)                                    2.81%             3.28%          3.13%

Net charge offs as a percentage of average
  consumer finance receivables (excluding unearned
  finance charges and deferred loan fees)                2.98%             2.91%          3.11%

Provision for credit losses as a percentage of
  average consumer finance receivables (excluding
  unearned finance charges and deferred loan fees)       3.10%             3.63%          3.36%


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

Management establishes the allowance for credit losses based on estimated losses inherent in the portfolio. Using the analysis techniques described above to measure the adequacy of the allowance for credit losses, the results of those analyses are compared to the historical trends of the loss coverage ratio, which represents the ratio of the allowance for credit losses to annual net charge offs. During 2000, the loss coverage ratio declined from 124% at December 31, 1999 to 102% at December 31, 2000, due to several factors. During the first half of 2000, we purchased two portfolios that have experienced higher than expected delinquency rates, which has resulted in higher than expected credit loss and delinquency results in 2000. Due to the liquidation of the underperforming portions of these portfolios, it is anticipated that the ongoing impact on losses will be minimal. Additionally, we have been remixing our loan product portfolio, which has resulted in a reduction in the level of unsecured loans and an increase in the amount of real estate secured loans. From mid-1998 through 1999, the unsecured portfolio grew significantly. As a result of the unsecured nature of this growth, credit losses increased significantly in the latter half of 1999 and 2000. Conversely, the secured nature of the growth experienced in 2000 is expected to result in a relative decrease in credit losses for 2001. Accordingly, the loss coverage ratio at December 31, 2000 appears to be at a level that is consistent with the credit quality characteristics of the loan portfolio.

As a result of the analysis performed as described above, the allowance for credit losses as of December 31, 2000 was $104.6 million, which is an increase of $4.3 million, or 4.3% as compared to December 31, 1999. Management considers the allowance for credit losses adequate to cover losses inherent in the loan portfolio at December 31, 2000. No assurance can be given that we will not, in any particular period, sustain credit losses that are sizable in relation to the amount reserved, or that subsequent evaluation of the portfolio, in light of the factors then prevailing, including economic conditions and our ongoing examination process and that of our regulators, will not require significant increases in the allowance for credit losses.

The following table sets forth, by loan type, the amount of receivables delinquent for 60 days or more, on a contractual basis, and the ratio of that amount to the gross consumer finance receivables outstanding in each category:



(Dollars in thousands)                                     December 31,
                                ----------------------------------------------------------------
                                        2000                   1999                    1998
                                -----------------       -----------------       ----------------
Real estate secured loans       $  31,634    1.40%      $  9,259     0.57%      $  8,093    0.64%
Other installment loans            74,851    4.56         62,875     4.01         56,449    4.14
Retail installment contracts        9,335    2.46          9,137     2.79         10,171    3.10

Total                           $ 115,820    2.71%      $ 81,271     2.31%      $ 74,713    2.53%



The increase in delinquency, particularly in the real estate secured portfolio, is due primarily to higher than expected delinquency rates in two purchased portfolios, and thus is not indicative of the overall credit quality of the portfolio. Absent these two purchased portfolios, the amount of receivables delinquent for 60 days or more, on a contractual basis, would have been $95.2 million, or 2.29% of gross consumer finance receivables.

At December 31, 2000 and 1999, the Company held foreclosed single-family dwellings with a carrying value of approximately $8.9 million and $3.6 million. These balances total 0.5% and 0.3% of the real estate secured loans outstanding as of December 31, 2000 and 1999.

Asset / Liability Management

Our long-range profitability depends not only on the success of the services offered to its customers and the credit quality of its portfolio, but also on the extent to which earnings are not negatively affected by changes in interest rates. Accordingly, our philosophy is to maintain an approximate match of the interest rate sensitivity between our interest-bearing assets and liabilities. Our consumer finance receivables are primarily fixed rate and have initial terms ranging from 3 to 360 months. However, loans are generally paid off or refinanced prior to their stated maturity. Therefore, our asset/liability management requires a high degree of analysis and estimation. We fund our interest-bearing assets through both internally generated equity and external debt financing.

Liquidity

We fund our operations through a variety of corporate borrowings. The primary source of these borrowings is corporate debt securities issued by us. At December 31, 2000, eleven different fixed-rate senior debt issues totaling $2.20 billion were outstanding, with a weighted-average cost of 7.04%. To meet our short-term funding needs, we issue commercial paper. The Company has a commercial paper program with several investment banks which provides $700 million in borrowing capacity. At December 31, 2000, twenty-two different commercial paper borrowings totaling $683.7 million were outstanding, with a weighted-average cost of 7.08%.

FCIB raises funds through both customer deposits and borrowings with the FHLB. At December 31, 2000, the banking subsidiary's outstanding debt totaled $346.6 million, with a weighted-average cost of 6.40%.

We also share with Washington Mutual, two revolving credit facilities: a $1.2 billion 364-day facility and a $600 million four-year facility, which provide back up for our commercial paper programs. The borrowing capacity is limited to the total amount of the two revolving credit facilities, net of the amount of combined commercial paper outstanding. At December 31, 2000, there was $841 million available under these facilities. There were no borrowings under these facilities at any point during 2000 or 1999.

The following table shows selected sources (uses) of cash:


(Dollars in thousands)                             Year Ended December 31,
                                         --------------------------------------------
                                            2000             1999           1998
                                         ---------       ----------     ----------
Operations                               $ 150,123       $  230,737     $  170,668
Net issuances and repayments of debt       681,585          367,500        181,277
Net originations and purchases
   of consumer finance receivables        (778,120)        (573,333)      (321,992)
Dividends paid                             (25,000)         (14,500)       (36,500)

Capital Management


Capital Management

We establish equity leverage targets based upon the ratio of debt (including customer deposits) to tangible equity. The debt to tangible equity ratio at December 31, 2000 of 6.55:1 was intentionally increased from 6.00:1 at December 31, 1999. The determination of our dividend payments and resulting capital leverage is managed in a manner consistent with our desire to maintain strong and improved credit ratings. In addition, provisions of certain of our debt agreements restrict the payment of dividends to a maximum prescribed proportion of cumulative earnings and contributed capital. At December 31, 2000, approximately $161.7 million was available under the debt agreement restriction for future dividends.

In addition, FCIB met all FDIC requirements to be categorized as well capitalized at December 31, 2000.

Recently Issued Accounting Standard Adopted

We adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138, and as interpreted by the FASB and the Derivatives Implementation Group through "Statement 133 Implementation Issues," as of January 1, 2000. We believe that we have properly identified all derivative instruments and any embedded derivative instruments that require bifurcation.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

During the year, we implemented additional methodologies for analyzing interest rate risk. These included projecting net interest income based on parallel and non-parallel changes in the yield curve. The results of these analyses are used as part of our overall framework for asset/liability management. Accordingly, we have changed our market risk analysis from a tabular presentation to a presentation of net interest income sensitivity. The tabular data is also presented for informational purposes.

The table below indicates the sensitivity of pretax net interest income to interest rate movements. The comparative scenarios assume that interest rates rise or fall in even monthly increments over the next twelve months for a total increase or decrease of 200 basis points. The interest rate scenarios are used for analytical purposes and do not necessarily represent management's view of future market movements.

Our net interest income sensitivity profile as of year-end 2000 and 1999 is stated below:




                                                                    Gradual Change in Rates
                                                                  -----------------------------
Net interest income change for the one-year period beginning:         -200bp         +200bp
                                                                  -----------------------------

  January 1, 2001                                                      1.62%          (2.44)%
  January 1, 2000                                                      0.76%            0.45%



Our net interest income at risk position has not changed significantly year-over-year. Assumptions are made in modeling the sensitivity of net interest income. The simulation model captures expected prepayment behavior under changing interest rate environments. Sensitivity of new loan volume to market interest rate levels is included as well.

The tables below present interest rate sensitivity in the form of a gap report, which indicates the difference between assets maturing or repricing within a period and total liabilities maturing or repricing within the same period. In assigning assets to maturity and repricing categories, we take into consideration expected prepayment speeds rather than contractual maturities. The balances reflect actual amortization of principal and do not take into consideration reinvestment of cash. Principal prepayments are the amounts of principal reduction over and above normal amortization. We have used prepayment assumptions based on market estimates and past experience with our portfolio. Non-rate sensitive items such as the allowance for loan losses and deferred loan fees (costs) are not included in the tables.


(Dollars in thousands)                                          December 31, 2000
                                 ----------------------------------------------------------------------
                                                                Projected Repricing
                                 ----------------------------------------------------------------------
                                  0-3 months    4-12 months       1-5 years   Thereafter       Total
                                 -----------    -----------     -----------   ----------    -----------
Interest Sensitive Assets
  Adjustable-rate loans          $   147,041    $         -     $         -   $        -    $   147,041
  Fixed-rate loans                   478,553      1,184,322       1,791,659      126,775      3,581,309
  Adjustable-rate securities           7,840              -               -            -          7,840
  Fixed-rate securities                3,816          4,327         134,472       34,833        177,448
  Cash and cash equivalents           14,602              -               -            -         14,602
                                 -----------    -----------     -----------   ----------    -----------
                                 $   651,852    $ 1,188,649     $ 1,926,131   $  161,608    $ 3,928,240
                                 -----------    -----------     -----------   ----------    -----------
Interest Sensitive Liabilities
  Customer deposits              $    36,651    $   107,655     $    44,289   $    1,197    $   189,792
  Short-term & adjustable-rate
   borrowings                        747,554              -          10,000            -       757,554
  Fixed-rate borrowings               82,900        549,896       1,397,729      248,820      2,279,345
                                 -----------    -----------     -----------   ----------    -----------
                                 $   867,105    $   657,551     $ 1,452,018   $  250,017    $ 3,226,691
                                 -----------    -----------     -----------   ----------    -----------
Repricing gap                    $  (215,253)   $   531,098     $   474,113   $  (88,409)

Cumulative gap                   $  (215,253)   $   315,845     $   789,958   $  701,549

Cumulative gap as a percentage
   of assets                         (5.48%)          8.04%          20.11%       17.86%




(Dollars in thousands)                                          December 31, 1999
                                                                Projected Repricing
                                 ----------------------------------------------------------------------
                                 0-3 months   4-12 months      1-5 years     Thereafter       Total
                                 ---------    -----------     -----------   ------------    -----------
Interest Sensitive Assets
  Adjustable-rate loans          $ 157,028    $         2     $         -   $          -    $   157,030
  Fixed-rate loans                 398,334        994,145       1,442,380         69,867      2,904,726
  Adjustable-rate securities         5,984              -               -              -          5,984
  Fixed-rate securities              7,194         27,097          50,056         38,633        122,980
  Cash and cash equivalents         40,008              -               -              -         40,008
                                 ---------    -----------     -----------   ------------    -----------
                                 $ 608,548    $ 1,021,244     $ 1,492,436   $    108,500    $ 3,230,728
                                 ---------    -----------     -----------   ------------    -----------
Interest Sensitive Liabilities
Customer deposits                $  34,606    $   101,847     $    45,223   $      8,258    $   189,934
Short-term & adjustable-rate
   Borrowings                      348,075              -          10,000              -        358,075
Fixed-rate borrowings                    -        249,889       1,497,396        248,603      1,995,888
                                 ---------    -----------     -----------   ------------    -----------
                                 $ 382,681    $   351,736     $ 1,552,619   $    256,861    $ 2,543,897
                                 ---------    -----------     -----------   ------------    -----------
Repricing gap                    $ 225,867    $   669,508     $   (60,183)  $   (148,361)

Cumulative gap                   $ 225,867    $   895,375     $   835,192   $    686,831

Cumulative gap as a percentage
   of assets                          7.00%         27.74%          25.88%         21.28%



The differences in the asset balances between December 31, 1999 and December 31, 2000 relate primarily to the $697.5 million increase in interest-rate sensitive assets due to growth in the loan portfolio. The asset maturity profile has remained relatively consistent with prior years except for a significant increase in fixed-rate loans with projected repricing of 1 to 5 years, which is primarily due to the growth of the real estate secured portfolio.

The differences in the maturities of liabilities were primarily related to the increase of commercial paper borrowings, which typically mature in three months or less.

Item 8.    Financial Statements and Supplementary Data

Independent Auditors' Report

To the Board of Directors and Stockholder of Washington Mutual Finance Corporation:

We have audited the accompanying consolidated statements of financial condition of Washington Mutual Finance Corporation and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income and retained earnings, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United State of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial condition of Washington Mutual Finance Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




DELOITTE & TOUCHE LLP
Tampa, Florida
January 16, 2001

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Consolidated Statements of Financial Condition




(Dollars in thousands, except par value)                           December 31,
                                                       -------------------------------
                                                            2000                1999
ASSETS                                                 -----------         -----------

Consumer finance receivables, net                      $ 3,623,763         $ 2,961,449
Investment securities available for sale                   185,288             128,964
Cash and cash equivalents                                   14,602              40,008
Property, equipment and leasehold improvements, net         25,398              22,112
Goodwill, net                                               46,777              51,340
Other assets                                                31,877              23,684
                                                       -----------         -----------
    TOTAL ASSETS                                       $ 3,927,705         $ 3,227,557
                                                       ===========         ===========
LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities
Commercial paper borrowings                            $   683,654         $   242,170
Senior debt                                              2,196,445           1,995,888
Federal Home Loan Bank borrowings                          156,800             115,905
                                                       -----------         -----------
    Total debt                                           3,036,899           2,353,963
Customer deposits                                          189,793             189,934
Accounts payable and other liabilities                     161,925             208,502
                                                       -----------         -----------
    Total liabilities                                    3,388,617           2,752,399
                                                       ===========         ===========
Commitments and contingencies
  (Notes 11 and 12)

Stockholder's equity
Common stock: $1.00 par value;
  10,000 shares authorized; 1,000
  shares issued and outstanding                                  1                   1
Paid-in capital                                             57,710              48,960
Retained earnings                                          481,524             427,635
Accumulated other comprehensive loss                          (147)             (1,438)
                                                       -----------         -----------
      Total stockholder's equity                           539,088             475,158
                                                       -----------         -----------
    TOTAL LIABILITIES AND
      STOCKHOLDER'S EQUITY                             $ 3,927,705         $ 3,227,557
                                                       ===========         ===========

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Consolidated Statements of Operations,Comprehensive Income and Retained Earnings



                                                                 Year Ended December 31,
                                                 ----------------------------------------------
(Dollars in thousands)                                2000               1999             1998
                                                 -----------       -----------      -----------
Interest income
 Loan interest and fee income                    $   549,052       $   464,179      $   404,954
 Investment securities income                         12,283            10,825           11,449
                                                 -----------       -----------      -----------
  Total interest income                              561,335           475,004          416,403

Interest and debt expense                            202,092           149,609          133,211
                                                 -----------       -----------      -----------
  Net interest income before
   provision for credit losses                       359,243           325,395          283,192

Provision for credit losses                          107,243           100,590           79,760

   Net interest income                               252,000           224,805          203,432

Noninterest income                                    30,421            29,501           27,147

Noninterest expense
 Personnel                                            92,818            78,259           76,664
 Occupancy                                            14,242            11,414           10,434
 Advertising                                           6,993             8,072            6,516
 Goodwill amortization                                 4,563             3,960            3,617
 Other                                                37,386            33,889           45,761
                                                 -----------       -----------      -----------
  Total noninterest expense                          156,002           135,594          142,992
                                                 -----------       -----------      -----------
Income before income taxes                           126,419           118,712           87,587

Provision for federal and state income taxes          47,530            45,720           34,700
                                                 -----------       -----------      -----------
Net income                                            78,889            72,992           52,887

Net unrealized holding gains (losses) on
   securities arising during period, net of tax        1,291            (2,664)             693
                                                 -----------       -----------      -----------
Comprehensive income                             $    80,180       $    70,328      $    53,580
                                                 ===========       ===========      ===========
Retained earnings
   Beginning of period                           $   427,635       $   369,143      $   352,756
   Net income                                         78,889            72,992           52,887
   Dividends paid                                    (25,000)          (14,500)         (36,500)
                                                 -----------       -----------      -----------
   End of period                                 $   481,524       $   427,635      $   369,143
                                                 ===========       ===========      ===========

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Consolidated Statements of Cash Flows



                                                                     Year Ended December 31,
                                                        ------------------------------------------
(Dollars in thousands)                                      2000              1999          1998
                                                        ----------        ---------     ----------
Operating activities
   Net income                                           $   78,889        $  72,992     $   52,887
   Adjustments to reconcile net income to net
       cash provided by operating activities:
      Provision for credit losses                          107,243          100,590         79,760
      Depreciation and amortization                         19,405           12,577          8,611
      (Decrease) increase in accounts payable
         and other liabilities                             (47,221)          60,165         31,622
        Increase in other assets                            (8,193)         (15,587)        (2,212)
                                                        ----------        ---------     ----------
   Net cash provided by operating activities               150,123          230,737        170,668
                                                        ----------        ---------     ----------
Investing activities
   Investment securities purchased                         (89,136)         (46,460)       (91,477)
   Investment securities matured or sold                    34,872           64,131         96,275
   Net increase in consumer finance receivables           (778,120)        (573,333)      (321,992)
   Net increase in property, equipment and leasehold
      improvements                                          (8,480)         (12,247)        (4,583)
                                                        ----------        ---------     ----------
   Net cash used in investing activities                  (840,864)        (567,909)      (321,777)
                                                        ----------        ---------     ----------
Financing activities
   Net increase (decrease) in commercial
    paper borrowings                                       441,484         (273,652)       158,290
   Proceeds from issuance of senior debt                   449,347          896,731        199,654
   Repayments of senior debt                              (250,000)        (300,000)      (250,000)
   Net increase in Federal Home Loan Bank borrowings        40,895           42,005         49,000
   Net (decrease) increase in customer deposits               (141)           2,416         24,333
   Capital contributed by parent                             8,750           -               -
   Dividends paid                                          (25,000)         (14,500)       (36,500)
   Proceeds from affiliate transfer                          -                -              4,066
                                                        ----------        ---------     ----------
   Net cash provided by financing activities               665,335          353,000        148,843
                                                        ----------        ---------     ----------
Net (decrease) increase in cash and cash equivalents       (25,406)          15,828         (2,266)
                                                        ----------        ---------     ----------
Cash and cash equivalents
   Beginning of period                                      40,008           24,180         26,446
                                                        ----------        ---------     ----------
   End of period                                        $   14,602        $  40,008     $   24,180
                                                        ==========        =========     ==========
Supplemental disclosures of cash flow information
   Interest paid                                        $  183,376        $ 140,127     $  133,160
   Intercompany payment (net of refunds) in lieu of
      federal and state income taxes                    $   71,346        $  38,794     $   30,881



See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Notes to Consolidated Financial Statements

Note 1            Ownership and Operations

Washington Mutual Finance Corporation is an indirect, wholly-owned subsidiary of Washington Mutual, Inc. ("Washington Mutual"). When we refer to "we", "our", "us" or the "Company" in these notes to the consolidated financial statements, we mean Washington Mutual Finance Corporation and its subsidiaries, all of which are wholly-owned.

The Company is engaged primarily in the consumer financial services business and our operations consist principally of a network of approximately 530 branch offices located in 25 states, primarily in the southeast, southwest and California. These offices operate under the name Washington Mutual Finance. We make secured and unsecured consumer installment loans and purchase installment contracts from local retail establishments. These consumer credit transactions are primarily for personal, family or household purposes. From time to time, we purchase consumer loans, servicing released, that are secured by real estate, from national mortgage banking operations. The Company also engages in the industrial banking business through our subsidiary, First Community Industrial Bank ("FCIB"), which has branches in Colorado and Utah. In addition to making consumer installment loans and purchasing retail installment contracts, FCIB also takes customers' savings deposits insured by the Federal Deposit Insurance Corporation ("FDIC").

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

Provision and Allowance for Credit Losses. The allowance for credit losses is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the consumer finance receivables portfolio. We provide, through charges to income, an allowance for credit losses which, based upon management's evaluation of numerous factors, including economic conditions, a predictive analysis of the outcome of the current portfolio and prior credit loss experience, is deemed adequate to cover reasonably expected losses inherent in outstanding receivables. Our consumer finance receivables are a large group of small-balance homogenous loans that are collectively evaluated for impairment. Additionally, every real estate secured loan that is 60 days delinquent is reviewed by our credit administration management to assess collectibility and future course of action.

Losses on receivables are charged to the allowance for credit losses based upon the number of days delinquent, or when collectibility becomes doubtful and the underlying collateral, if any, is considered insufficient to liquidate the receivable balance. Non-real estate secured, delinquent receivables are generally charged off when they are 180 days contractually delinquent. Recoveries on previously written-off receivables are credited to the allowance.

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

Property, Equipment and Leasehold Improvements. Property, equipment and leasehold improvements are stated at cost, net of accumulated depreciation. Depreciation is provided for, principally, on the straight-line method over the estimated useful life, ranging from three to thirty years, or, if less, the term of the lease. At December 31, 2000 and 1999, accumulated depreciation and amortization totaled $31.0 million and $26.3 million.

Goodwill. The excess of cost over the fair value of net assets of companies acquired is amortized on a straight-line basis, generally over periods of 6 to 25 years. The carrying value of goodwill is regularly reviewed for indicators of impairment in value, which, in management's view, are other than temporary, including unexpected or adverse changes in the following: 1) the economic or competitive environments in which we operate; 2) profitability analyses; and 3) cash flow analyses. If facts and circumstances suggest that goodwill is impaired, the Company assesses the fair value of the underlying business based on expected undiscounted net cash flows and reduces goodwill to the estimated fair value. At December 31, 2000 and 1999, accumulated amortization totaled $73.8 million and $69.3 million.

Income Taxes. We are included in the consolidated Federal income tax return filed by Washington Mutual. Federal income taxes are paid to Washington Mutual. Federal income taxes are allocated between Washington Mutual and its subsidiaries in proportion to the respective contribution to consolidated income or loss. State income tax expense represents the amount of taxes either owed by us or that we would have paid on a separate entity basis, when we are included in Washington Mutual's consolidated state income tax returns. Deferred income taxes are provided on elements of income or expense that are recognized in different periods for financial and tax reporting purposes.

Taxes on income are determined by using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, we consider expected future events other than enactments of changes in the tax law or rates.

The Company has recorded a net deferred tax asset of approximately $30,319,000 at December 31, 2000. Realization of the asset is dependent on generating sufficient taxable income prior to expiration of loss carryforwards available to the Company. Although realization is not assured, management believes it is more likely than not that all of the remaining net deferred tax asset will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Statements of Cash Flows. For purposes of reporting cash flows, we consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

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

Note 3            Consumer Finance Receivables

Consumer finance receivables at December 31, 2000 and 1999 are summarized as follows:



(Dollars in thousands)                          2000                 1999
                                           ------------        ------------
Consumer finance receivables:
  Real estate secured loans                $  2,256,044        $  1,630,496
  Other installment loans                     1,640,846           1,566,682
  Retail installment contracts                  380,073             327,914
                                           ------------        ------------
    Gross consumer finance receivables        4,276,963           3,525,092
Less:    Unearned finance charges and
          deferred loan fees                   (548,613)           (463,335)
         Allowance for credit losses           (104,587)           (100,308)
                                           ------------        ------------
Consumer finance receivables, net          $  3,623,763        $  2,961,449
                                           ============        ============


The amount of gross nonaccruing consumer finance receivables was approximately $85.8 million and $59.4 million at December 31, 2000 and 1999. The amount of interest that would have been accrued on these consumer finance receivables was approximately $11.5 million in 2000 and $9.5 million in 1999.

Activity in the Company's allowance for credit losses is as follows:



                                                   Year Ended December 31,
                                    ------------------------------------------
(Dollars in thousands)                 2000             1999           1998
                                    ----------       ----------      ---------
Balance, January 1                  $  100,308       $   80,493      $  74,323
Provision for credit losses            107,243          100,590         79,760
Amounts charged off:
   Real estate secured loans            (2,684)          (1,807)         (2,125)
   Other installment loans            (104,365)         (82,438)        (73,210)
   Retail installment contracts        (13,017)         (12,558)        (14,417)
                                    ----------       ----------      ----------
                                      (120,066)         (96,803)        (89,752)
Recoveries:
   Real estate secured loans               241              398            521
   Other installment loans              14,171           12,629         12,593
   Retail installment contracts          2,690            3,001          2,774
                                    ----------       ----------      ---------
                                        17,102           16,028         15,888
                                    ----------       ----------      ---------
Net charge-offs                       (102,964)         (80,775)        (73,864)

Allowances on notes purchased                -                -            274
Balance, December 31                $  104,587       $  100,308      $  80,493
                                    ==========       ==========      =========


Contractual maturities, excluding unearned finance charges and deferred loan fees, at December 31, 2000 are as follows:



                                                Over 1 But
                                 Within           Within              Over
(Dollars in thousands)           1 year          5 years            5 years         Total
                                 ---------    -----------       -----------    -----------
Real estate secured loans        $ 165,978    $   387,528       $ 1,437,401    $ 1,990,907
Other installment loans             62,203      1,330,220             9,436      1,401,859
Retail installment contracts        31,819        293,151            10,614        335,584
                                 ---------    -----------       -----------    -----------
                                 $ 260,000    $ 2,010,899       $ 1,457,451    $ 3,728,350
                                 =========    ===========       ===========    ===========


The weighted average contractual term of all consumer finance receivables written during the years ended December 31, 2000 and 1999 was 74 months and 71 months with the majority of loans providing for a fixed rate of interest over the contractual life of the loan. Experience has shown that a substantial portion of the consumer finance receivables will be renewed or repaid prior to contractual maturity. Therefore, the preceding information as to contractual maturities should not be regarded as a forecast of future cash collections.

Because we primarily lend to consumers, we did not have receivables from any industry group that comprised 10 percent or more of total consumer finance receivables at December 31, 2000. Geographic diversification of consumer finance receivables reduces the concentration of credit risk associated with a recession in any one region.

The largest concentrations of net consumer finance receivables, by state were as follows:



(Dollars in thousands)                  December 31,
                     ----------------------------------------------
                               2000                     1999
                     --------------------       -------------------
                        Amount    Percent         Amount    Percent
                     ----------   -------       ---------   -------
California           $  388,825     10%         $ 228,334      7%
Texas                   363,407     10            295,465     10
Tennessee               339,852      9            291,946     10
Colorado                328,652      9            314,677     10
North Carolina          292,893      8            264,909      9
Florida                 222,010      6            190,120      6
South Carolina          182,669      5            166,533      5
Virginia                161,247      4            144,560      5
Louisiana               146,147      4            133,372      4
Mississippi             128,653      3            116,468      4
Other                 1,173,995     32            915,373     30
                     ----------   ----         ----------   ----
Total                $3,728,350    100%        $3,061,757    100%
                     ==========   ====         ==========   ====




Note 4            Investment Securities

At December 31, 2000 and 1999, all investment securities were classified as available-for-sale and reported at fair value. Investment securities as of December 31, 2000 and 1999 are as follows:



 (Dollars in thousands)                              December 31, 2000
                           -------------------------------------------------------------
                             Original     Amortized      Gross Unrealized    Approximate
                             Original     Amortized   -------------------      Fair
                              Cost           Cost        Gains     Losses      Value
                           ---------    -----------   --------  ---------    -----------
Government obligations     $  80,403    $  80,570     $   804   $   (202)    $  81,172
Corporate obligations         69,673       70,047         123       (915)       69,255
Certificates of deposit
 and other                    35,040       34,866         113       (118)       34,861
                           ---------    ---------     -------   --------     ---------
                           $ 185,116    $ 185,483     $ 1,040   $ (1,235)    $ 185,288
                           =========    =========     =======   ========     =========



 (Dollars in thousands)                              December 31, 1999
                           -------------------------------------------------------------
                             Original     Amortized      Gross Unrealized    Approximate
                             Original     Amortized   -------------------      Fair
                              Cost           Cost        Gains     Losses      Value
                           ---------    -----------   --------  ---------    -----------
Government obligations     $  37,875    $    37,887   $    28   $   (629)    $   37,286
Corporate obligations         80,392         80,756        96     (1,420)        79,432
Certificates of deposit
 and other                    12,789         12,452       114       (320)        12,246
                           ---------    -----------   -------   --------     ----------
                           $ 131,056    $   131,095   $   238   $ (2,369)    $  128,964
                           =========    ===========   =======   ========     ==========


There were no significant realized gains or losses during 2000, 1999 or 1998.

The following table presents the maturity of the investment securities at December 31, 2000:



(Dollars in thousands)                                       Approximate
                                             Amortized          Fair
                                               Cost             Value
                                            ----------       ----------
Due in one year or less                     $   25,452       $   25,415
Due after one year through five years          134,647          134,465
Due after five years through ten years          17,762           17,729
Due after ten years                              7,622            7,679
                                            ----------       ----------
                                            $  185,483       $  185,288
                                            ==========       ==========


Note 5            Commercial Paper Borrowings

Commercial paper borrowings at December 31, 2000, 1999 and 1998 totaled $683.7 million, $242.2 million and $515.8 million. Interest expense in 2000, 1999 and 1998 related to commercial paper was $27.7 million, $18.5 million and $20.6 million.

Additional information concerning total commercial paper borrowings is as follows:



                                              Year Ended December 31,
                                      ------------------------------------
(Dollars in thousands)                    2000        1999           1998
                                      ---------    ---------     ---------
Outstanding during the year
   Maximum amount at any month end    $ 683,654    $ 428,552     $ 515,823
   Average amount                       420,215      323,475       368,855
   Weighted average interest rate          6.63%        5.72%         5.60%



Weighted average interest rates include the effect of commitment fees.

In August 1999, the Company and Washington Mutual entered into two revolving credit facilities with the Chase Manhattan Bank as administrative agent: a $600 million 364-day facility and a $600 million four-year facility, each to provide back-up for our commercial paper programs. In August, 2000, the 364-day facility was replaced with a $1.20 billion 364-day facility. The borrowing capacity is limited to the total amount of the two revolving credit facilities, net of the amount of combined commercial paper outstanding. At December 31, 2000, there was $841 million available under these facilities. There were no borrowings under these facilities at any point during 2000 or 1999. These revolving credit agreements have restrictive covenants which include: a minimum consolidated net worth test; a limit on senior debt to the borrowing base (up to 10:1); and subsidiary debt (excluding bank deposits and intercompany debt) not to exceed 15% of total debt. As of December 31, 2000, we were in compliance with all restrictive covenants.

Note 6            Senior Debt

Senior debt at December 31, 2000 and 1999 was comprised of the following:



(Dollars in thousands)                              2000                1999
                                              ------------        ------------
Senior notes and debentures (unsecured)
   6.3%, due July 15, 2000                    $    -              $     99,988
   6.125%, due December 1, 2000                    -                   149,901
   7.75%, due June 15, 2001                        149,994             149,975
   7.25%, due June 15, 2001                         99,983              99,949
   6.0%, due August 1, 2001                        199,931             199,812
   6.75%, due August 15, 2001                       99,988              99,968
   6.0%, due May 15, 2002                          149,852             149,744
   6.30%, due October 1, 2002                      149,830             149,733
   6.50%, due November 15, 2003                    149,648             149,526
   5.85%, due January 27, 2004                     199,814             199,754
   7.375%, due September 1, 2004                   299,164             298,935
   8.25%, due June 15, 2005                        449,421                 -
   7.25%, due June 15, 2006                        248,820             248,603
                                              ------------        ------------
     Total senior debt                        $  2,196,445        $  1,995,888
                                              ============        ============


Aggregate maturities of senior debt at December 31, 2000 are as follows: $549.9 millon in 2001; $299.7 million in 2002; $149.6 million in 2003; $499.0 million in 2004; $449.4 million in 2005; and, $248.8 million in 2006 and thereafter.

Interest expense related to senior debt outstanding in 2000, 1999 and 1998 was $154.5 million, $115.5 million, and $100.9 million.

Note 7            Federal Home Loan Bank Borrowings

Federal Home Loan Bank borrowings at December 31, 2000 and 1999 were comprised of the following:



(Dollars in thousands)                                   2000          1999
Federal Home Loan Bank notes (secured)              ---------      ---------
   5.89%, due January 24, 2000                      $    -         $  31,505
   5.96%, due March 2, 2000                              -            10,500
   6.62%, due January 16, 2001                         62,400            -
   6.70%, due January 16, 2001                         10,500            -
   6.50%, due January 29, 2001                         10,000            -
   Variable rate, due March 29, 2001 (6.34% and
     6.08% at December 31, 2000 and 1999)              60,000         60,000
   Variable rate, due May 1, 2001 (6.56% and
     5.50% at December 31, 2000 and 1999)               3,900          3,900
   Variable rate, due March 20, 2003 (6.55% and
     5.92% at December 31, 2000 and 1999)              10,000         10,000
                                                    ---------      ---------
Total Federal Home Loan Bank notes                  $ 156,800      $ 115,905
                                                    =========      =========


Aggregate  maturities  of FHLB  borrowings  at December 31, 2000 are as follows:
$146.8 million in 2001 and $10 million in 2003.

Interest expense in 2000, 1999 and 1998 related to FHLB borrowings was $9.2 million, $4.8 million, and $1.7 million. FHLB borrowings are secured by residential mortgage loans with a carrying value at December 31, 2000 of $181.9 million.

Note 8            Customer Deposits

The book value of the Company's customer deposits as of December 31, 2000 and 1999 are as follows:



(Dollars in thousands)            2000              1999
                             ----------         ---------
Money market accounts        $   15,835         $  13,576
Savings accounts                  1,467             1,434
Certificates of deposit
  under $100,000                150,055           153,524
Certificates of deposit
  $100,000 and over              22,436            21,400
                             ----------         ---------
                             $  189,793         $ 189,934
                             ==========         =========


Maturities of time deposits are $135.9 million in 2000, $24.5 million in 2001, $9.2 million in 2002 and $2.9 million thereafter.

Interest expense in 2000, 1999 and 1998 related to customer deposits was $10.6 million, $10.8 million and $10.0 million.

Note 9            Income Taxes

The components of income tax expense (benefit) are as follows:


                                            Year Ended December 31,
                              -----------------------------------------
(Dollars in thousands)             2000          1999             1998
                              ---------      ---------       ----------
Current
   Federal                    $  41,425      $  35,896       $   38,808
   State                         (1,085)         8,032            6,900
Deferred                          7,190          1,792          (11,008)
                              ---------      ---------       ----------
                              $  47,530      $  45,720       $   34,700
                              =========      =========       ==========


The  provisions  for  income  taxes  differ  from  the  amounts   determined  by
multiplying pre-tax income by the statutory federal income tax rate of 35% for 2000, 1999 and 1998. A reconciliation between these amounts is as follows:


                                                          Year Ended December 31,
                                      ----------------------------------------------------------
(Dollars in thousands)                         2000                1999               1998
                                      ------------------  -------------------   ----------------
                                                   % of                 % of               % of
                                                  Pretax               Pretax             Pretax
                                         Amount   Income    Amount     Income    Amount   Income
                                      ---------   ------  ---------   -------   -------   ------
Income taxes at statutory rates       $  44,247    35.00% $  41,549     35.00%  $ 30,655   35.00%
Increase (reduction) in taxes
   resulting from:
    State income taxes, net of
     Federal benefit                      3,280    2.59       4,172     3.52       4,025    4.60
    Other                                     3     .01          (1)    (.01)         20     .01
                                      ---------   ------  ---------   ------    --------  ------
                                      $  47,530    37.60% $  45,720     38.51%  $ 34,700   39.61%
                                      =========   ======  =========   =======   ========  ======


Deferred taxes result from temporary differences in the recognition of certain items for tax and financial reporting purposes. The significant components of the Company's net deferred tax asset (liability) were as follows:



                                                       December 31,
                                                ------------------------
(Dollars in thousands)                             2000           1999
                                                ---------     ----------
Deferred tax assets:
   Credit loss reserves                         $  29,249      $  40,970
   Unearned insurance commissions                   9,936          4,678
   Employee benefits accruals                       2,735          5,892
   State taxes                                      2,490              -
   Other                                            1,023          2,616
   Basis differences on premises and equipment          -            170
                                                ---------      ---------
     Total deferred tax assets                     45,433         54,326
                                                ---------      ---------
Deferred tax liabilities:
   Amortization of intangibles                    (12,352)       (10,877)
   Loan interest and fee income                    (1,755)        (3,471)
   Basis differences on premises and equipment       (959)             -
   Other                                              (48)          (674)
   State taxes                                          -         (2,439)
                                                ---------      ---------
     Total deferred tax liabilities               (15,114)       (17,461)
                                                ---------      ---------
Net deferred tax asset                          $  30,319      $  36,865
                                                =========      =========



Note 10           Retirement and Savings Plans

Substantially  all of our employees  participate  in a  noncontributory  defined contribution pension plan maintained by Washington Mutual ("the Plan"). Accumulated plan benefits and annual pension cost are derived from an allocation formula based on our total participants and the Plan's total participants.

Pension cost (benefit) for our participants for the years ended December 31, 2000, 1999, and 1998 was $1,025,000, $1,074,000 and $(150,000). Due to the
Company's participation in a multi-employer defined benefit plan, information as to separate Company participant assets and vested benefits is not presented.

Our employees also participate in an employee savings plan maintained by Washington Mutual, which allows employees to defer part of their pre-tax compensation until retirement. Company contributions equal 50% of the contributions made by employees up to 6% of salary plus annual discretionary amounts, if any, as determined by management. Our cost is based on the actual contribution related to our participating employees. Total expense was approximately $3.4 million, $3.0 million and $2.5 million for the years ended December 31, 2000, 1999 and 1998.

The Company's employees who retired prior to July 1, 1997 also participate in Washington Mutual's defined benefit postretirement plan ("the Benefit Plan") which covers a portion of the costs of medical and life insurance coverage to eligible employees and dependents based on age and length of service. Medical coverage options are the same as available to active employees. The accumulated postretirement benefit obligation and related expense are derived from an allocation formula based on our total participants and the Benefit Plan's total participants.

The net postretirement medical and life insurance expense allocated to us for the years ended December 31, 2000, 1999 and 1998 was approximately $193,000, ($245,000) and $344,000.

Note 11           Leases

The Company leases office space, computers, office equipment and automobiles, generally for terms of five or fewer years.

We have no material capital leases. Under operating leases that have initial or remaining noncancelable lease terms in excess of one year, approximate aggregate annual minimum rentals are $8.8 million in 2001; $7.3 million in 2002; $5.4 million in 2003; $3.6 million in 2004; and $1.4 million in 2005. Rent expense for the years ended December 31, 2000, 1999 and 1998 was $12.1 million, $11.9 million and $11.3 million.

Note 12           Contingencies

The Company and certain of its subsidiaries are parties to various lawsuits and proceedings arising in the ordinary course of business. We have also been named as a defendant in a number of class action suits, in which various industry-wide practices arising from routine business activities are being challenged and various damages are being sought. Certain of these lawsuits and proceedings arise in jurisdictions, such as Alabama and Mississippi, which permit damage awards disproportionate to the actual economic damages incurred. Based upon information presently available, we believe that the total amounts that will ultimately be paid, if any, arising from these lawsuits and proceedings will not have a material adverse effect on our consolidated results of operations and financial position. However, it should be noted that the frequency of large damage awards, including large punitive damage awards, that bear little or no relation to actual economic damages incurred by plaintiffs in jurisdictions like Alabama and Mississippi continues to increase and creates the potential for an unpredictable judgment in any given suit.

Note 13           Transactions with Related Parties

Significant   transactions  with  Washington  Mutual  or  its  subsidiaries  are identified as follows:

o    Certain  administrative  services,   including  human  resources  and  cash
     management were provided, for which we paid management fees of $2.4 million in 2000, $1.7 million in 1999 and $1.1 million in 1998.

o We made payments to Washington Mutual, which made payments on our behalf, pursuant to a tax allocation policy and in connection with the retirement and savings plans.

o Included in accounts payable and other liabilities are amounts due to Washington Mutual for operating expenses and tax remittances paid on our behalf. At December 31, 2000 and 1999, these amounts totaled $11.5 million and $35.8 million.

o In March 2000, the Company acquired $123.0 million of single family residence loans from Long Beach Mortgage Company ("Long Beach"), a wholly owned subsidiary of Washington Mutual. We paid an amount which approximated the book value of the assets acquired. These loans are reported as consumer finance receivables on the Consolidated Statements of Financial Condition. In December, 2000, $21.5 million of these loans were sold back to Long Beach for an amount which approximated the book value of the assets sold.

Note 14  Lines of Business

We are managed along two major lines of business: consumer finance and consumer banking. The Company provides information on the performance of these business segments which are strategic lines of business managed by the Executive Committee under the direction of the Chief Executive Officer. The financial performance of these business lines is measured by our profitability reporting processes.

Our business segments are managed through the Executive Committee, which is the senior decision making group of the Company. The Executive Committee is comprised of eleven members including the Chairman and Chief Executive Officer, the President and Vice Presidents who manage key business and operational areas within the Company.

Both segments are managed by an executive team that is responsible for sales, marketing, sales support, operations and certain administrative functions. Back office support is provided to each segment through executives responsible for lending administration, information systems, finance, legal, marketing and human resources.

Operating revenues and expenses are directly assigned to business segments in determining their operating income. The financial results of each segment are derived from our general ledger systems. Certain adjustments have been made to recorded general ledger accounts to appropriately reflect results of operations and financial position transfers among segments.

The organizational structure of the institution and the allocation methodologies it employs result in business line financial results that are not necessarily comparable across companies. As such, our business line performance may not be directly comparable with similar information from other consumer finance companies.

Financial highlights by lines of business were as follows:



(Dollars in thousands)                                                  Year Ended December 31,
                              ----------------------------------------------------------------------------------------------
                                          2000                            1999                             1998
                              -----------------------------  -----------------------------   -------------------------------
                              Consumer   Consumer            Consumer   Consumer             Consumer   Consumer
                               Finance    Banking     Total   Finance    Banking     Total    Finance    Banking       Total
                              --------   --------  --------  --------   --------  --------  ---------   --------   ---------
Condensed income statement:
Net interest income after
   provision for loan losses  $232,469   $ 19,531  $252,000  $207,160   $ 17,645  $224,805  $ 188,051   $ 15,381  $ 203,432
Other operating income          30,148        273    30,421    29,032        469    29,501     26,380        767     27,147
Operating expenses             147,450      8,552   156,002   128,049      7,545   135,594    136,275      6,717    142,992
                              --------   --------  --------  --------   --------  --------  ---------   --------  ---------
Income before income
   Taxes                       115,167     11,252   126,419   108,143     10,569   118,712     78,156      9,431     87,587
Income taxes                    43,227      4,303    47,530    41,678      4,042    45,720     31,092      3,608     34,700
                              --------   --------  --------  --------  ---------  --------  ---------   --------  ---------
Net income                    $ 71,940   $  6,949  $ 78,889  $ 66,465  $   6,527  $ 72,992  $  47,064   $  5,823  $  52,887
                              ========   ========  ========  ========  =========  ========  =========   ========  =========


Other disclosures:


                                                             December 31,
                            --------------------------------------------------------------------------
                                             2000                                1999
                            -----------------------------------     ----------------------------------
                              Consumer     Consumer                   Consumer  Consumer
                               Finance      Banking       Total        Finance   Banking       Total
                            ----------    ---------   ----------    ----------  ---------   ----------
Total assets                $3,500,185    $ 427,520   $3,927,705    $2,821,116  $ 406,441   $3,227,557

Total equity                $  479,371    $  59,717   $  539,088    $  422,650  $  52,508   $  475,158



Note 15           Approximate Fair Values of Financial Instruments

A summary of the approximate fair values of our financial instruments, as compared to their carrying values, is set forth in the following table:



(Dollars in thousands)
                                          December 31, 2000                   December 31, 1999
                                    -----------------------------     ------------------------------
                                          Carrying    Approximate          Carrying      Approximate
                                             Value     Fair Value             Value       Fair Value
                                    --------------   ------------     -------------     ------------
Consumer finance receivables        $    3,728,350   $  3,652,121     $   3,061,757     $ 3,053,585
Investment securities                      185,288        185,288           128,964         128,964
Commercial paper borrowings                683,654        684,009           242,170         242,193
Senior Debt                              2,196,445      2,219,602         1,995,888       1,969,768
Federal Home Loan Bank borrowings          156,800        156,842           115,905         115,906
Customer deposits                          189,793        191,966           189,934         187,499



In estimating the fair value disclosures for financial instruments, we used the following methods and assumptions:

          Consumer finance receivables. The approximate fair value of consumer finance receivables was estimated by discounting the future cash flows using current rates at which similar loans would be made with similar maturities to borrowers with similar credit ratings. The fair value was not adjusted for the value of potential loan renewals from existing borrowers.

          Investment securities. Fair values for investment securities are based on quoted market prices. If quoted market prices were not available, fair values were estimated based on quoted market prices of comparable instruments.

          Cash and cash equivalents. The carrying amount reported in the statement of financial condition for cash and cash equivalents approximates its fair value given its highly liquid nature.

          Debt. The carrying amount reported in the statement of financial condition for commercial paper borrowings approximates its fair value given its brief maximum term. The approximate fair value for senior debt and FHLB borrowings was estimated using rates currently available for debt with similar terms and remaining maturities.

          Customer deposits. The fair values disclosed for fixed-rate savings certificates of deposit were estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregate expected maturities on time deposits. The fair values disclosed for savings and money market accounts are, by definition, equal to the amount payable on demand at the reporting date.

          Accounts payable and other liabilities. The carrying amounts reported in the statement of financial condition for accounts payable and other liabilities approximate their fair value, given the settlement on demand nature of these items.

Note 16           Selected Quarterly Financial Data (Unaudited)

A summary of the quarterly results of operations for the years ended December 31, 2000 and 1999 is set forth below:



                                                         As of and for the Quarter Ended
                             --------------------------------------------------------------------------------------------
                                     March 31,              June 30,            September 30,             December 31,
                             ---------------------  ----------------------  ---------------------  ----------------------
(Dollars in thousands)           2000       1999        2000        1999       2000       1999         2000        1999
                             ----------  ---------  ----------  ----------   --------  ----------  ----------  ----------
Net interest income before
Provision for credit losses  $   86,095  $  78,388  $   89,995  $   80,494   $  91,943 $   81,429  $   91,210  $   85,084
                             ----------  ---------  ----------  ----------   --------- ----------  ----------  ----------
Provision for credit losses      24,477     25,600      25,363      26,040      26,149     25,100      31,254      23,850
Other operating income            7,872      6,655       7,406       6,868       7,482      7,415       7,661       8,563
Other operating expenses         37,155     33,712      36,408      32,065      37,617     32,618      40,259      33,239
Goodwill amortization
 Expense                          1,141        935       1,140         971       1,141        970       1,141       1,084
                             ----------  ---------  ----------  ----------   --------- ----------  ----------  ----------
Income before income taxes       31,194     24,796      34,490      28,286      34,518     30,156      26,217      35,474

Income tax provision             11,850      9,670      13,110      11,030      12,770     11,760       9,800      13,260
                             ---------- ----------  ----------  ----------  ---------- ----------  ----------  ----------
Net income                   $   19,344 $   15,126  $   21,380  $   17,256  $   21,748 $   18,396  $   16,417  $   22,214
                             ========== ==========  ==========  ==========  ========== ==========  ==========  ==========
Consumer finance
 Receivables, net            $3,195,227 $2,539,015  $3,415,679  $2,648,241  $3,547,688 $2,792,908  $3,623,763  $2,961,449
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

None.

                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  Index of Documents filed as a part of this Report:

        1.    Financial Statements

              Included in Part II of this Report:
                                                                            PAGE

              Report of Independent Certified Public Accountants..............25

              Washington Mutual Finance Corporation and Subsidiaries:
                Consolidated Statements of Financial Condition
                 at December 31, 2000 and 1999................................26
                Consolidated Statements of Operations, Comprehensive Income
                 and Retained Earnings for the Years Ended December 31, 2000,
                 1999 and 1998................................................27
                Consolidated Statements of Cash Flows
                 for the Years Ended December 31, 2000, 1999 and 1998.........28
                Notes to Consolidated Financial Statements....................29

        2.    Financial Statement Schedules

          All schedules are omitted because of the absence of the conditions under which they are required or because the required information is set forth in the financial statements or related notes.

        3.    Exhibits

              Included in Part IV of this Report:

         Exhibit
          Number
         (3)    (a)  Certificate of Incorporation  of Washington Mutual  Finance
                     Corporation.  as presently in effect.  (i)
                (b)  By-Laws  of  Washington  Mutual  Finance   Corporation  as
                     presently in effect.  (iii)
         (4)    (a)  Indenture dated as of July 1, 1995  between  Aristar,  Inc.
                     and The Bank of New  York, as trustee. (ii)

                (b) Indenture dated as of October 1, 1997 between Aristar, Inc. and First Union National Bank, as trustee. (iii)
                (c)  Indenture  dated  as of November 15, 1997 between  Aristar,
                     Inc. and First Union National Bank, as trustee. (iv)
                (d)  Indenture dated as of June 23, 1999  between  Aristar, Inc.
                     and Harris  Trust and  Savings Bank, as trustee.(iv)
                (e)  The registrant  hereby agrees to furnish the Securities and
                     Exchange Commission upon request with copies of all instruments defining rights of holders of long-term debt of Washington Mutual Finance Corporation and its consolidated subsidiaries.
        (10)    (a)  Income Tax Allocation Agreement between  Aristar,  Inc. and
                     Washington Mutual, as successor to Great Western Financial Corporation (as amended effective August 31, 1999). (v)
                (b) 364-Day Credit Agreement by and among Washington Mutual and Washington Mutual Finance Corporation and The Chase Manhattan Bank, as Administrative Agent. (vi)
                (c) Four-Year Credit Agreement by and among Washington Mutual and Aristar, Inc. and The Chase Manhattan Bank, as Administrative Agent. (v)
        (12)    Statement Re: Computation of Ratios.
        (23)    Consent of Deloitte & Touche LLP.


                (i) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987, Commission file number 1-3521.
                (ii) Incorporated by reference to Registrant's Quarterly  Report on Form 10-Q for the quarter ended June 30, 1995, Commission file number 1-3521.
                (iii)Incorporated by reference to Registrant's Current Report on
                     Form 8-K dated October 6, 1997, Commission file number 1-3521.
                (iv) Incorporated  by reference to  Registrant's  Report on Form
                     424B2 dated November 6,1997, Commission file number 1-3521.
                (v) Incorporated by reference to Washington Mutual, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999, Commission file number 1-14667.
                (vi) Incorporated  by reference  to  Washington  Mutual,  Inc.'s
                     Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, Commission File No. 1-14667.

         (b)    Reports on Form 8-K

                No reports on Form 8-K were filed during the period covered by this Report.

                                                    Signatures

Pursuant to the requirements of the Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 WASHINGTON MUTUAL FINANCE CORPORATION

                                 /s/   Craig J. Chapman
                                 -----------------------------------------------
                                 Craig J. Chapman
                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 22, 2001.



/s/   Craig J. Chapman                      /s/   Richard M. Levy
------------------------------------        ------------------------------------
Craig J. Chapman                            Richard M. Levy
Chief Executive Officer and Director        Senior Vice President and Chief
(Principal Executive Officer)               Financial Officer
                                            (Principal Financial Officer)

                                            /s/   Craig A. Stein
                                            ------------------------------------
                                            Craig A. Stein
                                            Vice President and Controller
                                            (Principal Accounting Officer)

/s/   Craig E. Tall                         /s/   Fay L. Chapman
------------------------------------       -------------------------------------
Craig E. Tall                               Fay L. Chapman
Director                                    Director

/s/   James B. Fitzgerald                   /s/   William A. Longbrake
------------------------------------        ------------------------------------
James B. Fitzgerald                         William A. Longbrake
Director                                    Director