Form 10-Q
period 2001-03-31
WASHINGTON MUTUAL FINANCE CORP
filed 2001-05-14
CIK 7214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                  FORM 10-Q


(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

As of April 30, 2001, there were 1,000 shares of Common Stock outstanding.

Registrant meets the conditions set forth in General  Instruction  (H)(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

            WASHINGTON MUTUAL FINANCE CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 2001


                                TABLE OF CONTENTS


                                                                           Page
                                       PART I

Item 1.  Financial Statements ................................................3
     Consolidated Statements of Financial Condition -
         March 31, 2001 and December 31, 2000 ................................3
     Consolidated Statements of Operations, Comprehensive Income and Retained
         Earnings - Three Months Ended March 31, 2001 and 2000................4
     Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 2001 and 2000...........................5
     Notes to Consolidated Financial Statements...............................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................9
     Overview ................................................................9
     Consolidated Results of Operations......................................10
     Lines of Business.......................................................13
     Asset Quality ..........................................................14
     Liquidity ..............................................................15
     Capital Management......................................................16


                                       PART II

Item 6.  Exhibits and Reports on Form 8-K....................................17

Signatures ..................................................................18

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Consolidated Statements of Financial Condition



(Dollars in thousands, except par value)                            March 31,          December 31,
                                                                         2001                 2000
                                                              ---------------       ---------------
                                                                   (Unaudited)
ASSETS

Consumer finance receivables, net                             $    3,640,912        $     3,623,763
Investment securities available for sale                             178,126                185,288
Cash and cash equivalents                                             32,619                 14,602
Property, equipment and leasehold improvements, net                   28,013                 25,398
Goodwill, net                                                         45,636                 46,777
Other assets                                                          34,459                 31,877
                                                              -------------         ---------------
   TOTAL ASSETS                                               $    3,959,765        $     3,927,705
                                                              ==============        ===============


LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities
Commercial paper borrowings                                   $      690,484        $       683,654
Senior debt                                                        2,203,189              2,196,445
Federal Home Loan Bank borrowings                                    142,900                156,800
                                                              --------------        ---------------
     Total debt                                                    3,036,573              3,036,899
Customer deposits                                                    201,540                189,793
Accounts payable and other liabilities                               177,914                161,925
                                                              --------------        ---------------
     Total liabilities                                             3,416,027              3,388,617
                                                             ---------------        ---------------
Stockholder's equity
Common stock: $1.00 par value;
  10,000 shares authorized; 1,000
  shares issued and outstanding                                            1                      1
Paid-in capital                                                       57,710                 57,710
Retained earnings                                                    484,121                481,524
Accumulated other comprehensive income (loss)                          1,906                   (147)
                                                             ---------------        ---------------
     Total stockholder's equity                                      543,738                539,088
                                                             ---------------        ---------------
   TOTAL LIABILITIES AND
    STOCKHOLDER'S EQUITY                                      $    3,959,765        $     3,927,705
                                                             ===============        ===============



See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Consolidated Statements of Operations, Comprehensive Income and Retained Earnings (Unaudited)



                                                           For the Three Months
                                                               Ended March 31,
                                                     -------------------------------
(Dollars in thousands)                                   2001                2000
                                                     -----------        ------------
Interest income
  Loan interest and fee income                       $   145,326         $   126,852
  Investment securities income                             3,470               2,784
                                                     -----------         -----------
   Total interest income                                 148,796             129,636

Interest and debt expense                                 56,249              43,541
                                                     -----------         -----------
   Net interest income before
    provision for credit losses                           92,547              86,095

Provision for credit losses                               31,584              24,477
                                                     -----------         -----------
   Net interest income                                    60,963              61,618
                                                     -----------         -----------
Noninterest income                                         7,557               7,872

Noninterest expense
  Personnel                                               26,107              22,985
  Occupancy                                                3,809               3,273
  Advertising                                              1,712               1,876
  Goodwill amortization                                    1,141               1,141
  Other                                                   12,764               9,021
                                                     -----------         -----------
   Total noninterest expense                              45,533              38,296
                                                     -----------         -----------
Income before income taxes                                22,987              31,194

Provision for federal and state income taxes               8,390              11,850
                                                     -----------         -----------
Net income                                                14,597              19,344

Net unrealized holding gains (losses) on
   securities arising during period, net of tax            2,054              (1,092)
                                                     -----------         -----------
Comprehensive income                                 $    16,651         $    18,252
                                                     ===========         ===========
Retained earnings
  Beginning of period                                $   481,524         $   427,635
  Net income                                              14,597              19,344
  Dividends paid                                         (12,000)               -
                                                     -----------         -----------
  End of period                                      $   484,121         $   446,979
                                                     ===========         ===========



See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)


                                                                   For the Three Months
                                                                      Ended March 31,
                                                            ---------------------------------
(Dollars in thousands)                                            2001                 2000
                                                            ------------         ------------
Operating activities
  Net income                                                $     14,597         $     19,344
  Adjustments to reconcile net income to net cash
     provided by operating activities:
      Provision for credit losses                                 31,584               24,477
      Depreciation and amortization                                5,018                4,337
      Increase (decrease) in accounts payable
         and other liabilities                                    14,998              (17,129)
      Increase in other assets                                    (2,582)                (934)
                                                            ------------         ------------
Net cash provided by operating activities                         63,615               30,095
                                                            ------------         ------------
Investing activities
  Investment securities purchased                                 (7,590)             (52,478)
  Investment securities matured or sold                           17,880               14,342
  Net increase in consumer finance receivables                   (51,099)            (260,107)
  Net increase in property, equipment and
    leasehold improvements                                        (4,066)              (1,956)
                                                            ------------         ------------
 Net cash used in investing activities                           (44,875)            (300,199)
                                                            ------------         ------------
Financing activities
  Net increase in commercial paper borrowings                      6,830              215,896
  Proceeds from early termination of hedging activity              6,600                  -
  Net (decrease) increase in Federal Home
     Loan Bank borrowings                                        (13,900)              20,849
  Net increase (decrease) in customer deposits                    11,747              (13,050)
  Capital contributed by parent                                      -                  8,750
  Dividends paid                                                 (12,000)                 -
                                                            ------------         ------------
 Net cash (used in) provided by financing activities                (723)             232,445
                                                            ------------         ------------
Net increase (decrease) in cash and
  cash equivalents                                                18,017              (37,659)
                                                            ------------          -----------
Cash and cash equivalents
 Beginning of period                                              14,602               40,008
                                                            ------------         ------------
 End of period                                              $     32,619         $      2,349
                                                            ============         ============
Supplemental disclosures of cash flow information
 Interest paid                                              $     43,262         $     38,429
 Federal and state income tax payments (refunds)            $      3,425         $       (113)



See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1        Basis of Presentation

The accompanying consolidated financial statements of Washington Mutual Finance Corporation and subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year.

Washington Mutual Finance Corporation is an indirect, wholly-owned subsidiary of Washington Mutual, Inc. ("Washington Mutual"). When we refer to "we", "our", "us", or the "Company" in this Form 10-Q, we mean Washington Mutual Finance Corporation and its subsidiaries, all of which are wholly-owned.

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


Note 2        Lines of Business

We are engaged primarily in the consumer financial services business (consumer finance) and our operations consist principally of a network of 508 branch offices located in 25 states, primarily in the southeast, southwest and California. These offices operate under the name Washington Mutual Finance. We make secured and unsecured consumer installment loans and purchase installment contracts from local retail establishments. The consumer credit transactions are primarily for personal, family or household purposes. From time to time, we purchase consumer loans from national mortgage banking operations, servicing released, that are secured by real estate. We also provide consumer financial services through our industrial banking subsidiary, First Community Industrial Bank ("FCIB"), which has 10 branches in Colorado and Utah. In addition to making consumer loans and purchasing retail installment contracts, FCIB also accepts deposits insured by the Federal Deposit Insurance Corporation.

We are managed along two major lines of business, as discussed above: consumer finance and consumer banking. The financial performance of these business lines is measured by our profitability reporting processes.


Financial highlights by line of business were as follows:

(Dollars in thousands)                                   Three Months Ended March 31,
                                 -----------------------------------------------------------------------------
                                                  2001                                     2000
                                 --------------------------------------  -------------------------------------
                                    Consumer      Consumer                  Consumer     Consumer
                                     Finance       Banking        Total      Finance      Banking        Total
                                 -----------   -----------  -----------  -----------  -----------  -----------
Condensed income statement:
Interest income                  $   138,254   $    10,542  $   148,796  $   119,863  $     9,773  $   129,636
Interest and debt expense             50,589         5,660       56,249       38,448        5,093       43,541
Provision for credit losses           31,332           252       31,584       24,777         (300)      24,477
                                 -----------   -----------  -----------  -----------  -----------  -----------
   Net interest income                56,333         4,630       60,963       56,638        4,980       61,618
Noninterest income                     7,543            14        7,557        7,777           95        7,872
Noninterest expense                   43,538         1,995       45,533       36,367        1,929       38,296
                                 -----------   -----------  -----------  -----------  -----------  -----------
Income before income taxes            20,338         2,649       22,987       28,048        3,146       31,194
Provision for federal
   and state income taxes              7,377         1,013        8,390       10,647        1,203       11,850
                                 -----------   -----------  -----------  -----------  -----------  -----------
Net income                       $    12,961   $     1,636  $    14,597  $    17,401  $     1,943  $    19,344
                                 ===========   ===========  ===========  ===========  ===========  ===========



Other disclosures:

                                             March 31, 2001                            December 31, 2000
                                 --------------------------------------  -------------------------------------
(Dollars in thousands)              Consumer      Consumer                  Consumer     Consumer
                                     Finance       Banking        Total      Finance      Banking        Total
                                 -----------   -----------  -----------  -----------  -----------  -----------
Consumer finance receivables:
  Real estate secured loans      $ 1,959,165   $   358,664  $ 2,317,829  $ 1,893,504  $   362,540  $ 2,256,044
  Other installment loans          1,597,651         9,943    1,607,594    1,629,812       11,034    1,640,846
  Retail installment contracts       362,455        13,457      375,912      364,215       15,858      380,073
Gross consumer finance           -----------   -----------  -----------  -----------  -----------  -----------
  receivables                      3,919,271       382,064    4,301,335    3,887,531      389,432    4,276,963
Less:  Unearned finance charges
       and deferred loan fees       (552,938)          (43)    (552,981)    (548,569)         (44)    (548,613)
       Allowance for credit losses  (104,270)       (3,172)    (107,442)    (101,415)      (3,172)    (104,587)
Consumer finance receivables,    -----------   -----------  -----------  -----------  -----------  -----------
  net                            $ 3,262,063   $   378,849  $ 3,640,912  $ 3,237,547  $   386,216  $ 3,623,763
                                 ===========   ===========  ===========  ===========  ===========  ===========
Investment securities
   available for sale            $   170,710   $     7,416  $   178,126  $   167,915  $    17,373  $   185,288

Total assets                     $ 3,531,288   $   428,477  $ 3,959,765  $ 3,500,185  $   427,520  $ 3,927,705

Total equity                     $   482,217   $    61,521  $   543,738  $   479,371  $    59,717  $   539,088


Note 3            Hedging Activities

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. We adopted SFAS No. 133 effective January 1, 2001.

Our risk  management  policy  provides  for the use of certain  derivatives  and
financial   instruments  in  managing  certain  risks.  We  do  not  enter  into derivatives or other financial instruments for trading or speculative purposes.

Managed risk includes the risk associated with changes in fair value of long-term fixed rate debt. In accordance with our risk management policy, such risk is hedged by entering into pay floating interest rate exchange agreements. The instruments designated in these fair value hedges include interest rate swaps that qualify for the "short cut" method of accounting under SFAS No. 133. Under the "short cut" method, we assume no ineffectiveness in a hedging relationship. Since the terms of the interest rate swap qualify for the use of the "short cut" method, it is not necessary to measure effectiveness and there is no charge to earnings for changes in fair value. All changes in fair value are recorded as adjustments to the basis of the hedged borrowings based on changes in the fair value of the derivative instrument. When derivative instruments are terminated prior to their maturity, or the maturity of the hedged liability, any resulting gains or losses are included as part of the basis adjustment of the hedged item and amortized over the remaining term of the liability. At March 31, 2001, the deferred gain on terminated hedging transactions totaled $6.6 million.

At March 31, 2001, we had six outstanding interest rate swap agreements with a combined notional amount of $450.0 million and a total fair value of $996,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements, which are not historical facts and pertain to our future operating results. These forward-looking statements are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the results discussed in these forward-looking statements for the reasons, among others, discussed under the heading "Business-Risk Factors" included in our 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which is incorporated herein by reference.

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report.

Overview

Our results in the first quarter of 2001 are reflective of the continued re-mixing of the receivables portfolio in favor of real estate secured receivables and the ongoing commitment to develop infrastructure, both of which were initiated in the prior year. Net income totaled $14.6 million for the three-month period ended March 31, 2001, as compared to $19.3 million in the same period of 2000. The primary drivers of this decline were a lower yield on interest-earning assets, an increase in the cost of funding, higher provisions for loan losses and increased operating expenses. As a result of these factors, our return on average assets for the quarter ended March 31, 2001 was 1.49%, compared to 2.34% in the same period of 2000.

Consumer finance receivables (excluding unearned finance charges and deferred loan fees) remained relatively consistent for the quarter, increasing only $20.0 million, or 0.54%. While portfolio growth typically slows in the first quarter due to the seasonal nature of our business, these results are also reflective of tightened underwriting standards in light of recent economic conditions. Our strategy continues to target portfolio growth; however, our loan underwriting and acquisition strategy will continue to take into account the state of the economy in the markets we currently serve.

At March 31, 2001, real estate secured loans comprised approximately 54% of the total portfolio, as compared to 51% one year ago. Included in the prior year balance was a $123.0 million real estate secured portfolio acquired near the end of the quarter. Absent this acquired portfolio, which had minimal impact on the first quarter 2000 yields, the real estate secured portfolio comprised 48% of total net receivables. As a result of this continued shift in portfolio mix, the yields earned on consumer finance receivables declined from 16.13% in the quarter ended March 31, 2000 to 15.53% in the same period of 2001.

Net interest spread and net interest margin for the quarter were down compared to the same period in the prior year. These decreases are a result of the decline in earned yields discussed above, coupled with an increase in the weighted-average cost of funds of 32 basis points, which is a reflection of borrowing activity and changes in funding costs subsequent to the first quarter of 2000. See "Consolidated Results of Operations."

Operating efficiency is defined as the ratio of noninterest expense (excluding the amortization of goodwill) to total revenue (which is comprised of net interest income before provision for credit losses and noninterest income). In the first quarter of 2001, our operating efficiency ratio increased to 44.35% from 39.54% for the same period in the prior year. This deterioration is due to the lower net interest income as a result of lower margin, coupled with increased noninterest expense to support our expanded operations. See "Consolidated Results of Operations."

Delinquencies (accounts contractually past-due greater than 60 days) as a percentage of gross consumer finance receivables decreased from 2.71% at December 31, 2000 to 2.65% at March 31, 2001. This improvement reflects enhanced credit quality resulting from the shift toward real estate secured loans.

Net charge-offs totaled $28.7 million for the quarter ended March 31, 2001, as compared to $22.8 million during the same period in 2000. This increase is due primarily to increased charge-offs in the personal loan portfolio, which is a result of the seasoning of the portfolio which grew significantly in recent years. Annualized net charge-offs as a percentage of average consumer finance receivables (excluding unearned finance charges and deferred loan fees) were 3.11% in the quarter ended March 31, 2001, as compared to 2.90% in the same period of 2000.

Consolidated Results of Operations

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the three months ended March 31, 2001 increased 7.5% to $92.5 million, compared to $86.1 million in the same period of 2000. Net interest margin for the three-month period ended March 31, 2001 was 9.37%, compared to 10.39% during the same period in 2000.

The increase in net interest income before provision for credit losses during the three months ended March 31, 2001 reflects growth in average net consumer finance receivables to $3.74 billion, which was $599.4 million, or 19.1%, greater than the average balance during the same period in 2000. This is primarily a result of management's continued implementation of the internal growth initiative through the branch network, as well as an ongoing pursuit of strategic acquisitions. Partially offsetting this portfolio growth is a 60 basis point decrease in average portfolio yield. This yield compression is a result of remixing the portfolio to a larger percentage of lower-yielding real estate secured loans. Another factor adversely impacting the portfolio yield was the lower average permissible rate, due to rising average loan size, given the structure of various state interest rate regulation thresholds.

As a result of the higher average receivables balance, average debt outstanding increased $611.8 million, or 23.3%, to $3.24 billion during the quarter ended March 31, 2001, as compared to the same period in the prior year. The increased interest expense was a result of this growth, coupled with a higher cost of borrowings. In June 2000, we issued a $450.0 million senior note with a coupon rate of 8.25%, resulting in an increased weighted-average cost of senior debt totaling 32 basis points. In addition, due to the prevailing market rates subsequent to the first quarter of 2000, the weighted-average cost of commercial paper borrowings and customer deposits increased 57 and 85 basis points. As a result of these factors, the overall cost of debt increased 32 basis points, as compared to the quarter ended March 31, 2000. In order to hedge the risk associated with changes in the fair value of this longer-term, fixed-rate debt, we have entered into pay floating interest rate exchange agreements.

The following chart reflects the average balances and related effective yields during the three- month period ended March 31, 2001 and 2000, as described above:


(Dollars in thousands)                                          Three Months Ended March 31,
                                             ------------------------------------------------------------
                                                           2001                               2000
                                             ---------------------------        -------------------------
                                                 Average                           Average
                                                 Balance            Rate           Balance           Rate
Interest-earning assets:                     ------------        --------       ------------     --------
  Consumer finance receivables:
   Real estate secured loans                 $  2,018,717           12.75%      $  1,530,797        12.40%
   Other installment loans                      1,390,195           21.17          1,324,713        21.59
   Retail installment contracts                   335,226            8.81            289,275        10.89
                                             ------------                       ------------
     Total consumer finance receivables         3,744,138           15.53          3,144,785        16.13

  Cash, cash equivalents and
    investment securities                         207,556            6.69            168,175         6.62
                                             ------------                       ------------
Total interest-earning assets                $  3,951,694           15.06%      $  3,312,960        15.65%
                                             ============                       ============
Interest-bearing liabilities:
   Senior debt                               $  2,199,323            7.19%      $  1,996,032         6.87%
   Commercial paper                               693,646            6.54            319,163         5.97
   Customer deposits                              196,854            6.29            183,635         5.44
   FHLB advances                                  152,350            5.99            131,541         6.04
                                             ------------                       ------------
Total interest-bearing liabilities           $  3,242,173            6.94%      $  2,630,371         6.62%
                                             ============                       ============
Net interest spread                                                  8.12%                           9.03%

Net interest margin                                                  9.37%                          10.39%


The dollar amounts of interest income and interest expense fluctuate depending upon changes in amounts (volume) and changes in interest rates of our interest-earning assets and interest-bearing liabilities. The following table details changes attributable to (i) changes in volume (changes in average outstanding balances multiplied by the prior period's rate) and (ii) changes in rate (changes in average interest rate multiplied by the prior period's volume). Changes in rate/volume (changes in rate times the change in volume) were allocated proportionately to the changes in volume and the changes in rate.



(Dollars in thousands)                          Three Months Ended March 31,
                                    -------------------------------------------------
                                                        2001 vs. 2000
                                    -------------------------------------------------
                                                Increase/(Decrease) Due to
                                    -------------------------------------------------
                                        Volume             Rate          Total Change
Interest income:                    -----------         ---------        ------------
  Consumer finance
    receivables                     $    23,263         $  (4,789)        $   18,474
  Investment securities                     658                28                686
                                    -----------          --------         ----------
      Total interest income              23,921            (4,761)            19,160

Interest expense:
  Interest-bearing
    liabilities                          10,614             2,094             12,708
                                    -----------         ---------         ----------
      Net interest income           $    13,307         $  (6,855)        $    6,452
                                    ===========         =========         ==========



Provision for Credit Losses

The provision for credit losses for the first quarter of 2001 was $31.6 million, compared to $24.5 million in the first quarter of 2000. For the three months ended March 31, 2001, the annualized provision for credit losses was 3.37% of average consumer finance receivables (excluding unearned finance charges and deferred loan fees), as compared to 3.11% during the same period of 2000. See further discussion in "Allowance for Credit Losses."

Noninterest Income

Noninterest income decreased 4.0% for the three-month period ended March 31, 2001 to $7.6 million, compared to $7.9 million during the same period of 2000. Noninterest income is comprised of revenue earned from the sale of various ancillary products to borrowers at the branch locations including life insurance, accident and health insurance, property and casualty insurance, accidental death and dismemberment insurance, involuntary unemployment insurance and auto club memberships. The decrease in 2001 is primarily due to a decrease in the number of loans originated during the three months ended March 31, 2001, as compared to the same period in 2000.

Noninterest Expense

Noninterest expense for the quarter ended March 31, 2001 increased 18.9%, to $45.5 million, as compared to $38.3 million for the same period in the prior year. However, as a percentage of average receivables, the first quarter of 2001 reflected a slight improvement of 6 basis points. The 13.6% increase in personnel expense is primarily a result of increased salaries, wages and benefits associated with increased headcount subsequent to the quarter ended March 31, 2000. This increase is a result of staffing needs at our facility in

Pensacola, Florida, which opened in the fourth quarter of 1999, as well as the addition of key employees at our headquarters location in Tampa, Florida. The 16.4% increase in occupancy expense is due primarily to the impact of the amortization of branch renovations completed during 2000. The 41.5% increase in other expenses is a result of costs associated with developing advanced system platforms in the branch network and the Pensacola location, and development of an internet distribution channel.

Provision for Income Taxes

The provision for income taxes during the three-month period ended March 31, 2001 was $8.4 million, which represents an effective tax rate of 36.5%. This compares to $11.9 million or 38.0% in the same period of 2000. We are actively managing our effective tax rate by restructuring the business, utilizing limited liability companies, where possible and practical, for our operating subsidiaries.

Lines of Business

We are managed along two major lines of business: consumer finance and consumer banking. Following is an overview of the performance of each line of business in the three months ended March 31, 2001:

Consumer Finance

o Net income decreased 25.5% to $13.0 million for the three-month period ended March 31, 2001 from $17.4 million in the same period of 2000.

o The consumer finance receivables portfolio increased $31.7 million, or 0.8% in the quarter ended March 31, 2001.

o Net interest margin decreased as a result of yield erosion on receivables caused by the shift in product mix toward lower-yielding real estate secured loans. In addition, there was an increase in the cost of funds as discussed in "Consolidated Results of Operations"

Consumer Banking

o Net income decreased 15.8% to $1.6 million for the three-month period ended March 31, 2001, from $1.9 million during the same period of 2000.

o The consumer banking receivables portfolio decreased $7.4 million, or 1.9% in the quarter ended March 31, 2001.

o Net interest margin decreased as a result of slight yield erosion on receivables, coupled with an increased cost of funds due to higher rates paid on customer deposits.

Asset Quality

Consumer Finance Receivables


Consumer finance receivables consisted of the following:

                                                            March 31,              December 31,
(Dollars in thousands)                                           2001                      2000
                                                     ----------------           ---------------
Consumer finance receivables:
  Real estate secured loans                          $      2,317,829           $     2,256,044
  Other installment loans                                   1,607,594                 1,640,846
  Retail installment contracts                                375,912                   380,073
                                                     ----------------           ---------------
  Gross consumer finance receivables                        4,301,335                 4,276,963

Less:   Unearned finance charges and
          deferred loan fees                                 (552,981)                 (548,613)
        Allowance for credit losses                          (107,442)                 (104,587)
                                                     ----------------           ---------------
Consumer finance receivables, net                    $      3,640,912           $     3,623,763
                                                     ================           ===============



Allowance for Credit Losses



Activity in allowance for credit losses was as follows:

                                                         Three  Months Ended  March 31,
                                                      -----------------------------------------
(Dollars in thousands)                                           2001                      2000
                                                     ----------------           ---------------
Balance, beginning of period                         $        104,587           $       100,308
Provision for credit losses                                    31,584                    24,477
Amounts charged-off:
   Real estate secured loans                                   (1,221)                     (385)
   Other installment loans                                    (29,146)                  (23,607)
   Retail installment contracts                                (3,381)                   (3,186)
                                                     ---------------            ---------------
                                                              (33,748)                  (27,178)
Recoveries:
      Real estate secured loans                                    76                        59
      Other installment loans                                   4,255                     3,601
      Retail installment contracts                                688                       741
                                                     ----------------           ---------------
                                                                5,019                     4,401
                                                     ----------------           ---------------
Net charge-offs                                               (28,729)                  (22,777)
                                                      ---------------           ---------------
Balance, end of period                               $        107,442           $       102,008
                                                     ================           ===============



In order to establish our allowance for credit losses, the consumer finance receivables portfolio is segmented into two categories: real estate secured and non-real estate secured (other installment loans and retail installment contracts). The determination of the level of the allowance for credit losses and, correspondingly, the provision for credit losses for these homogeneous loan pools rests upon various judgments and assumptions used to determine the risk characteristics of each portfolio. These judgments are supported by analyses that fall into three general categories: (i) economic conditions as they relate to our current customer base and geographic distribution; (ii) a predictive analysis of the outcome of the current portfolio (a migration analysis); and
(iii) prior loan loss experience. Additionally, every real estate secured loan that reaches 60 days delinquency is reviewed by our credit administration management to assess collectibility and determine a future course of action, at times resulting in the need to foreclose on the property.

Management establishes the allowance for credit losses based on estimated losses inherent in the portfolio. Using the analysis techniques described above to measure the adequacy of the allowance for credit losses, the results of those analyses are compared to the historical trends of the loss coverage ratio, which represents the ratio of the allowance for credit losses to annualized net charge-offs. During the first quarter of 2001, the loss coverage ratio decreased from 102% at December 31, 2000 to 93.5% at March 31, 2001. We have been remixing its loan portfolio, which has resulted in a reduction in the level of unsecured loans and an increase in the amount of real estate secured loans. From mid-1998 through 1999, the unsecured portfolio grew significantly. As a result of the unsecured nature of this growth, credit losses increased significantly in the latter half of 1999 and 2000. Conversely, the secured nature of the growth experienced in 2000, and continued in the first quarter of 2001, is expected to result in a relative decrease in credit losses for the remainder of 2001 and beyond. Accordingly, the loss coverage ratio at March 31, 2001 appears to be at a level that is consistent with the credit quality characteristics of the receivables portfolio.

As a result of the analyses performed as described above, the allowance for credit losses as of March 31, 2001 was $107.4 million, which is an increase of $2.9 million, or 2.7% as compared to December 31, 2000. Management considers the allowance for credit losses adequate to cover losses inherent in the receivables portfolio at March 31, 2001. No assurance can be given that we will not, in any particular period, sustain credit losses that are sizable in relation to the amount reserved, or that subsequent evaluation of the portfolio, in light of the factors then prevailing, including economic conditions and our ongoing examination process and that of our regulators, will not require significant increases in the allowance for credit losses.

The following table sets forth, by loan type, the amount of receivables delinquent for 60 days or more, on a contractual basis, and the ratio of that amount to gross consumer finance receivables outstanding in each category:


                                                  March 31, 2001                   December 31, 2000
                                            --------------------------         ---------------------------
Real estate secured loans                   $       31,192        1.35%        $      31,634         1.40%
Other installment loans                             73,642        4.58                74,851         4.56
Retail installment contracts                         8,707        2.32                 9,335         2.46
                                            --------------      ------         -------------       ------
                                            $      113,541        2.65%        $     115,820         2.71%
                                            ==============      ======         =============       ======


Liquidity

We fund our operations through a variety of corporate borrowings. The primary source of these borrowings is corporate debt securities issued by us. At March 31, 2001, eleven different fixed-rate senior debt issues totaling $2.20 billion were outstanding, with a weighted-average cost of 7.04%. To meet our short-term funding needs, we issue commercial paper. We have a commercial paper program with several investment banks which provides $1 billion in borrowing capacity. At March 31, 2001, twenty-two different commercial paper borrowings totaling $690.5 million were outstanding, with a weighted average cost of 5.81%.

FCIB raises funds through both customer deposits and borrowings with the Federal Home Loan Bank of Topeka (FHLB). At March 31, 2001, the banking subsidiary's outstanding debt totaled $344.4 million, with a weighted-average cost of 5.87%.

We also share with Washington Mutual, two revolving credit facilities: a $1.2 billion 364-day facility and a $600 million four-year facility, which provide back up for our commercial paper programs. The borrowing capacity is limited to the total amount of the two revolving credit facilities, net of the amount of combined commercial paper outstanding. At March 31, 2001, there was $883.4 million available under these facilities. There were no borrowings under these facilities at any point during 2001 or 2000.

Capital Management

We establish equity leverage targets based upon the ratio of debt (including customer deposits) to tangible equity. The debt to tangible equity ratio at March 31, 2001 of 6.50:1 decreased from 6.55:1 at December 31, 2000. The determination of our dividend payments and resulting capital leverage is managed in a manner consistent with our desire to maintain strong and improved credit ratings. In addition, provisions of certain of our debt agreements restrict the payment of dividends to a maximum prescribed proportion of cumulative earnings and contributed capital. At March 31, 2001, approximately $160.2 million was available under the debt agreement restriction for future dividends. We paid dividends in the amount of $12.0 million in the quarter ended March 31, 2001.

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibit
          Number
         (3)    (a)  Certificate of  Incorporation of Washington Mutual Finance
                     Corporation. as presently in effect.  (i)
                (b) By-Laws of Washington Mutual Finance Corporation as presently in effect. (iii)
         (4)    (a)  Indenture  dated  as of July 1, 1995 between Aristar, Inc.
                     and The Bank of New York, as trustee. (ii)
                (b)  Indenture  dated  as  of  October 1, 1997 between Aristar,
                     Inc. and First Union National Bank, as trustee. (iii)
                (c)  Indenture  dated  as of November 15, 1997 between Aristar,
                     Inc. and First Union National Bank, as trustee. (iv)
                (d)  Indenture dated as  of June 23, 1999 between Aristar, Inc.
                     and Harris Trust and  Savings Bank, as trustee.(iv)
                (e)  The  registrant  hereby  agrees to  furnish the Securities and Exchange Commission upon request with copies of all instruments defining rights of holders of long-term debt of Washington Mutual Finance Corporation and its consolidated subsidiaries.


                (i) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987, Commission file number 1-3521.
                (ii) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, Commission file number 1-3521.
                (iii) Incorporated by  reference to Registrant's Current Report on Form 8-K dated October 6, 1997, Commission file number 1-3521.
                (iv) Incorporated by reference to Registrant's Report on Form 424B2 dated November 6, 1997, Commission file number 1-3521.

(b)      Reports on Form 8-K

                   No reports on Form 8-K were filed during the period covered by this Report.

                                                              SIGNATURES



     Pursuant to the requirements of Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2001.

                                   WASHINGTON MUTUAL FINANCE CORPORATION

                          By:  /s/   Richard M. Levy
                               ----------------------------------------------
                               Richard M. Levy
                               Senior Vice President and Chief Financial
                               Officer
                               (Principal Financial Officer)

                          By:  /s/   Craig A. Stein
                               ----------------------------------------------
                               Craig A. Stein
                               Vice President and Controller
                               (Principal Accounting Officer)