Form 10-Q
period 2001-06-30
WASHINGTON MUTUAL FINANCE CORP
filed 2001-08-14
CIK 7214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                   FORM 10-Q


(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

As of July 31, 2001, there were 1,000 shares of Common Stock outstanding.

Registrant meets the conditions set forth in General  Instruction  (H)(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

            WASHINGTON MUTUAL FINANCE CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2001


                               TABLE OF CONTENTS


                                                                            Page
                                  PART I

Item 1.  Financial Statements .................................................3
     Consolidated Statements of Financial Condition -
         June 30, 2001 and December 31, 2000 ..................................3
     Consolidated Statements of Operations, Comprehensive Income and Retained
         Earnings - Three and Six Months Ended June 30, 2001 and 2000..........4
     Consolidated Statements of Cash Flows -
         Three and Six Months Ended June 30, 2001 and 2000.....................5
     Notes to Consolidated Financial Statements................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................10
     Overview ................................................................10
     Consolidated Results of Operations.......................................11
     Lines of Business........................................................14
     Asset Quality ...........................................................15
     Liquidity ...............................................................16
     Capital Management.......................................................16
     Interest Rate Risk.......................................................17


                                  PART II

Item 6.  Exhibits and Reports on Form 8-K.....................................18

Signatures ...................................................................19

Item 1.    Financial Statements

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Consolidated Statements of Financial Condition


(Dollars in thousands, except share information)              June 30,      December 31,
                                                                  2001              2000
                                                        --------------    --------------
                                                         (Unaudited)
ASSETS

Consumer finance receivables, net                       $    3,670,153    $    3,623,763
Investment securities available for sale                       153,369           185,288
Cash and cash equivalents                                       61,798            14,602
Property, equipment and leasehold improvements, net             25,078            25,398
Goodwill, net                                                   44,495            46,777
Other assets                                                    32,252            31,877
                                                        --------------    --------------
   TOTAL ASSETS                                         $    3,987,145    $    3,927,705
                                                        ==============    ==============


LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities
Commercial paper borrowings                             $       -         $      683,654
Senior debt                                                  2,957,873         2,196,445
Federal Home Loan Bank borrowings                              119,800           156,800
                                                        --------------    --------------
     Total debt                                              3,077,673         3,036,899
Customer deposits                                              222,575           189,793
Accounts payable and other liabilities                         137,790           161,925
                                                        --------------    --------------
     Total liabilities                                       3,438,038         3,388,617
                                                        --------------    --------------
Stockholder's equity
Common stock: $1.00 par value;
  10,000 shares authorized; 1,000
  shares issued and outstanding                                      1                 1
Paid-in capital                                                 57,710            57,710
Retained earnings                                              489,811           481,524
Accumulated other comprehensive income (loss)                    1,585              (147)
                                                        --------------    --------------
     Total stockholder's equity                                549,107           539,088
                                                        --------------    --------------
   TOTAL LIABILITIES AND
    STOCKHOLDER'S EQUITY                                $    3,987,145    $    3,927,705
                                                        ==============    ==============

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Consolidated   Statements   of  Operations,   Comprehensive  Income and Retained
Earnings
(Unaudited)


                                                    For the Three Months       For the Six Months
                                                       Ended June 30,             Ended June 30,
                                                -------------------------    ----------------------
(Dollars in thousands)                                 2001         2000          2001        2000
                                                -----------   -----------    ---------- -----------
Interest income:
  Loan interest and fee income                  $   146,034   $   136,021    $  291,360  $  262,873
  Investment securities income                        3,420         3,166         6,890       5,950
                                                -----------   -----------    ----------  ----------
   Total interest income                            149,454       139,187       298,250     268,823

Interest and debt expense                            53,308        49,192       109,557      92,733
                                                -----------   -----------    ----------  ----------
   Net interest income before
    provision for credit losses                      96,146        89,995       188,693     176,090

Provision for credit losses                          32,458        25,363        64,042      49,840
                                                -----------   -----------    ----------  ----------
   Net interest income                               63,688        64,632       124,651     126,250
                                                -----------   -----------    ----------  ----------
Noninterest income                                    7,578         7,406        15,135      15,278

Noninterest expense:
  Personnel                                          24,273        22,670        50,380      45,655
  Occupancy                                           3,727         3,504         7,536       6,777
  Advertising                                         1,578         1,855         3,290       3,731
  Goodwill amortization                               1,140         1,140         2,281       2,281
  Other                                              11,908         8,379        24,672      17,400
                                                -----------   -----------    ----------  ----------
   Total noninterest expense                         42,626        37,548        88,159      75,844
                                                -----------   -----------    ----------  ----------
Income before income taxes                           28,640        34,490        51,627      65,684

Provision for federal and state income taxes         10,450        13,110        18,840      24,960
                                                -----------   -----------    ----------  ----------
Net income                                           18,190        21,380        32,787      40,724

Net unrealized holding (loss) gain on
   securities arising during period, net of tax        (322)         (412)        1,732      (1,504)
                                                -----------   -----------    ----------  ----------
Comprehensive income                            $    17,868   $    20,968    $   34,519  $   39,220
                                                ===========   ===========    ==========  ==========
Retained earnings:
  Beginning of period                           $   484,121   $   446,979    $  481,524  $  427,635
  Net income                                         18,190        21,380        32,787      40,724
  Dividends paid                                    (12,500)       (3,000)      (24,500)     (3,000)
                                                -----------   -----------    ----------  ----------
  End of period                                 $   489,811   $   465,359    $  489,811  $  465,359
                                                ===========   ===========    ==========  ==========


See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                                      For the Three Months               For the Six Months
                                                         Ended June 30,                    Ended June 30,
                                                   --------------------------       --------------------------
(Dollars in thousands)                                  2001          2000               2001          2000
                                                   -----------    -----------      ------------    -----------
Operating activities
  Net income                                       $    18,190    $    21,380       $    32,787    $    40,724
  Adjustments to reconcile net income to net cash
     provided by operating activities:
      Provision for credit losses                       32,458         25,363            64,042         49,840
      Depreciation and amortization                      4,725          4,952             9,743          9,289
      (Decrease) increase in accounts payable and
            other liabilities                          (39,964)        16,993           (24,966)          (136)
      Decrease (increase) in other assets                2,207         (4,645)             (375)        (5,579)
                                                   -----------    -----------       -----------     ----------
Net cash provided by operating activities               17,616         64,043            81,231         94,138
                                                   -----------    -----------       -----------     ----------
Investing activities
  Investment securities purchased                       (3,173)        (9,350)          (10,763)       (61,828)
  Investment securities matured or sold                 27,469          2,024            45,349         16,366
  Net increase in consumer finance receivables         (64,005)      (248,004)         (115,104)      (508,111)
  Net increase in short-term note receivable               -          (40,000)              -          (40,000)
  Net decrease (increase) in property, equipment and
    leasehold improvements                               1,425         (2,690)           (2,641)        (4,646)
                                                   -----------    -----------       -----------     ----------
 Net cash used in investing activities                 (38,284)      (298,020)          (83,159)      (598,219)
                                                   -----------    -----------       -----------     ----------
Financing activities
  Net (decrease) increase in commercial
    paper borrowings                                  (690,484)      (201,192)         (683,654)        14,704
  Proceeds from issuance of senior debt                995,065        449,347           995,065        449,347
  Repayments of senior debt                           (250,000)          -             (250,000)           -
  Proceeds from early termination of hedging activity    9,831           -               16,431            -
  Net (decrease) increase in Federal Home
    Loan Bank borrowings                               (23,100)        10,000           (37,000)        30,849
  Net increase (decrease) in customer deposits          21,035        (14,118)           32,782        (27,168)
  Capital contributed by parent                           -              -                               8,750
  Dividends paid                                       (12,500)        (3,000)          (24,500)        (3,000)
                                                    ----------     ----------       -----------     ----------
 Net cash provided by financing activities              49,847        241,037            49,124        473,482
                                                    ----------     ----------       -----------     ----------
Net increase (decrease) in cash and
  cash equivalents                                      29,179          7,060            47,196        (30,599)

Cash and cash equivalents
 Beginning of period                                    32,619          2,349            14,602         40,008
                                                   -----------    -----------       -----------    -----------
 End of period                                     $    61,798    $     9,409       $    61,798    $     9,409
                                                   ===========    ===========       ===========    ===========
Supplemental disclosures of cash flow information
 Interest paid                                     $    59,055    $    49,630       $   102,317    $    88,059
 Federal and state income taxes paid
   (net of refunds)                                $    17,856    $     2,426       $    21,281    $     2,313



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


Note 2        Lines of Business

We are engaged primarily in the consumer financial services business and our operations consist principally of a network of 500 branch offices located in 24 states, primarily in the southeast, southwest and California ("consumer finance"). These offices operate under the name Washington Mutual Finance. We make secured and unsecured consumer installment loans and purchase installment contracts from local retail establishments. The consumer credit transactions are primarily for personal, family or household purposes. From time to time, we purchase consumer loans from national mortgage banking operations, servicing released, that are secured by real estate. We also provide consumer financial services through our industrial banking subsidiary, First Community Industrial Bank ("FCIB"), which has 9 branches in Colorado and Utah ("consumer banking"). In addition to making consumer loans and purchasing retail installment contracts, FCIB also accepts deposits insured by the Federal Deposit Insurance Corporation.

We are managed along two major lines of business, as discussed above: consumer finance and consumer banking. The financial performance of these business lines is measured by our profitability reporting processes.

Financial highlights by line of business were as follows:

(Dollars in thousands)                                    Three Months Ended June 30,
                                 -----------------------------------------------------------------------------
                                                  2001                                     2000
                                 --------------------------------------  -------------------------------------
                                    Consumer      Consumer                  Consumer     Consumer
                                     Finance       Banking        Total      Finance      Banking        Total
Condensed income statement:      -----------   -----------  -----------  -----------  -----------  -----------
Interest income                  $   139,154   $    10,300  $   149,454  $   129,056  $    10,131  $   139,187
Interest and debt expense             48,142         5,166       53,308       43,776        5,416       49,192
Provision for credit losses           32,169           289       32,458       25,463         (100)      25,363
                                 -----------   -----------  -----------  -----------  -----------  -----------
   Net interest income                58,843         4,845       63,688       59,817        4,815       64,632
Noninterest income                     7,541            37        7,578        7,265          141        7,406
Noninterest expense                   40,569         2,057       42,626       35,605        1,943       37,548
                                  ----------   -----------  -----------  -----------  -----------  -----------
Income before income taxes            25,815         2,825       28,640       31,477        3,013       34,490
Provision for federal
   and state income taxes              9,369         1,081       10,450       11,957        1,153       13,110
                                 -----------   -----------  -----------  -----------  -----------  -----------
Net income                       $    16,446   $     1,744  $    18,190  $    19,520  $     1,860  $    21,380
                                 ===========   ===========  ===========  ===========  ===========  ===========

(Dollars in thousands)                                     Six Months Ended June 30,
                                 -----------------------------------------------------------------------------
                                                  2001                                     2000
                                 --------------------------------------  -------------------------------------
                                    Consumer      Consumer                  Consumer     Consumer
                                     Finance       Banking        Total      Finance      Banking        Total
Condensed income statement:      -----------   -----------  -----------  -----------  -----------  -----------
Interest income                  $   277,408   $    20,842  $   298,250  $   248,919  $    19,904  $   268,823
Interest and debt expense             98,731        10,826      109,557       82,224       10,509       92,733
Provision for credit losses           63,501           541       64,042       50,240         (400)      49,840
                                 -----------   -----------  -----------  -----------  -----------  -----------
   Net interest income               115,176         9,475      124,651      116,455        9,795      126,250
Noninterest income                    15,084            51       15,135       15,042          236       15,278
Noninterest expense                   84,107         4,052       88,159       71,972        3,872       75,844
                                 -----------   -----------  -----------  -----------  -----------  -----------
Income before income taxes            46,153         5,474       51,627       59,525        6,159       65,684
Provision for federal
   and state income taxes             16,746         2,094       18,840       22,604        2,356       24,960
                                 -----------   -----------  -----------  -----------  -----------  -----------
Net income                       $    29,407   $     3,380  $    32,787  $    36,921  $     3,803  $    40,724
                                 ===========   ===========  ===========  ===========  ===========  ===========

Other disclosures:

                                             June 30, 2001                             December 31, 2000
                                 --------------------------------------  -------------------------------------
(Dollars in thousands)              Consumer      Consumer                  Consumer     Consumer
                                     Finance       Banking        Total      Finance      Banking        Total
Consumer finance receivables:    -----------   -----------  -----------  -----------  -----------  -----------
  Real estate secured loans      $ 1,963,947   $   360,360  $ 2,324,307  $ 1,893,504  $   362,540  $ 2,256,044
  Other installment loans          1,632,382         8,709    1,641,091    1,629,812       11,034    1,640,846
  Retail installment contracts       359,259        10,315      369,574      364,215       15,858      380,073
Gross consumer finance           -----------   -----------  -----------  -----------  -----------  -----------
  receivables                      3,955,588       379,384    4,334,972    3,887,531      389,432    4,276,963
Less:  Unearned finance charges
       and deferred loan fees       (554,230)          (48)    (554,278)    (548,569)         (44)    (548,613)
       Allowance for credit losses  (107,369)       (3,172)    (110,541)    (101,415)      (3,172)    (104,587)
Consumer finance receivables,    -----------   -----------  -----------  -----------  -----------  -----------
  net                            $ 3,293,989   $   376,164  $ 3,670,153  $ 3,237,547  $   386,216  $ 3,623,763
                                 ===========   ===========  ===========  ===========  ===========  ===========
Investment securities
   available for sale            $   116,459   $    36,910  $   153,369  $   167,915  $    17,373  $   185,288

Total assets                     $ 3,565,313   $   421,832  $ 3,987,145  $ 3,500,185  $   427,520  $ 3,927,705

Total equity                     $   485,889   $    63,218  $   549,107  $   479,371  $    59,717  $   539,088

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

Managed risk includes the risk associated with changes in fair value of long-term fixed rate debt. In accordance with our risk management policy, such risk is hedged by entering into pay floating interest rate exchange agreements. The instruments designated in these fair value hedges include interest rate swaps that qualify for the "short cut" method of accounting under SFAS No. 133. Under the "short cut" method, we assume no ineffectiveness in a hedging relationship. Since the terms of the interest rate swap qualify for the use of the "short cut" method, it is not necessary to measure effectiveness and there is no charge to earnings for changes in fair value. All changes in fair value are recorded as adjustments to the basis of the hedged borrowings based on changes in the fair value of the derivative instrument. When derivative instruments are terminated prior to their maturity, or the maturity of the hedged liability, any resulting gains or losses are included as part of the basis adjustment of the hedged item and amortized over the remaining term of the liability. At June 30, 2001, the deferred gain on terminated hedging transactions totaled $15.7 million.

At June 30, 2001, we had three outstanding interest rate swap agreements with a combined notional amount of $450.0 million and a total fair value of ($3.7) million.

Note 4            Legal Proceedings

Several of the Company's subsidiaries and their current and former employees are defendants in a number of suits pending in the state and federal courts of Mississippi. The lawsuits generally allege unfair lending and insurance related practices. Similar suits are pending against other financial services companies in Mississippi. In one of the pending cases, Carolyn Baker, et al. v. Washington Mutual Finance Group, LLC f/k/a City Finance Company, a judgment based on a jury verdict of $71,265,000 was rendered against Washington Mutual Finance Group, LLC, a Delaware limited liability company ("WMF Group"), in the second quarter. WMF Group has filed a motion for new trial, a motion for judgment notwithstanding the verdict, and a motion to reduce the verdict, each of which is based on numerous grounds. The filing of these post-trial motions has stayed execution on the judgment, pending the trial court's ruling. If the trial court does not grant the requested relief, WMF Group intends to file an appeal of the judgment to the Mississippi Supreme Court, and to post a bond to stay execution of such judgment.

Note 5            Sale of Building

On May 25, 2001, the Company sold its headquarters building in Tampa, Florida for gross sale proceeds of $6.7 million. Concurrent with the sale of the building, we entered into a leaseback, whereby we leased our office facilities from the purchaser at a monthly base rent of $64,000, with annual increases approximating 3.5% per year. The lease term is 5 years, with an additional five-year option to renew. The gain on sale of the building totaled $1.0 million and will be amortized over the ten-year period representing the total lease term.

Note 6            Recently Issued Accounting Standard Adopted

Amortization of goodwill and other intangible assets of $1.1 million and $2.3 million were unchanged for the three and six-month periods ended June 30, 2001 compared to the same periods of 2000. In June 2001, the FASB issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS No. 142 eliminates the amortization of goodwill relating to past and future acquisitions and instead subjects goodwill to an impairment assessment. The provisions of SFAS No. 142 will apply to existing goodwill and other intangible assets for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 will cease further amortization of goodwill and will have an impact of approximately $4.6 million (pretax) on an annual basis.

All of the provisions of the statements will be applied, effective July 1, 2001.

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

Overview

Our results in the six months ended June 30, 2001 are reflective of the re-mixing of the receivables portfolio in favor of real estate secured receivables and the ongoing commitment to develop infrastructure, both of which were initiated in the prior year. Net income totaled $18.2 million and $32.8 million for the three- and six-month periods ended June 30, 2001, as compared to $21.4 million and $40.7 million in the same periods of 2000. The primary reasons for this decline were a lower net interest margin, higher provisions for credit losses and increased operating expenses. As a result of these factors, our return on average assets for the three- and six-month periods ended June 30, 2001 were 1.83% and 1.66%, compared to 2.37% and 2.36% in the same periods of 2000.

Consumer finance receivables (net of unearned finance charges and deferred loan fees) remained relatively flat for the six months, increasing $52.3 million, or 1.4%. These results are reflective of tightened underwriting standards in light of recent economic conditions. Our strategy continues to target portfolio growth; however, our loan underwriting and acquisition strategy will continue to take into account the state of the economy in the markets we currently serve or are targeting.

At June 30, 2001, real estate secured loans comprised approximately 54% of the total portfolio, as compared to 51% one year ago. As a result of this continued shift in portfolio mix, the yields earned on consumer finance receivables declined from 15.93% and 16.04% in the three- and six-month periods ended June 30, 2000 to 15.54% and 15.53% in the same periods of 2001.

Net interest spread and net interest margin for the quarter and year-to-date were down compared to the same periods in the prior year. These decreases are a result of the decline in earned yields discussed above, offset partially by a decrease in the weighted-average cost of funds of 43 and 8 basis points, which is a reflection of borrowing activity and changes in funding costs subsequent to the second quarter of 2000. See "Consolidated Results of Operations."

Operating efficiency is defined as the ratio of noninterest expense (excluding the amortization of goodwill) to total revenue (which is comprised of net interest income before provision for credit losses and noninterest income). In the three- and six-month periods ended June 30, 2001, our operating efficiency ratio increased to 40.00% and 42.13% from 37.38% and 38.44% for the same periods in the prior year. This deterioration is due to the lower net interest income as a result of lower margin, coupled with increased noninterest expense to support our expanded operations. However, operating efficiency improved in the second quarter 2001 over the first quarter (from 44.35% to 40.00%) due to better management of interest and debt expense. See "Consolidated Results of Operations."

Net charge-offs totaled $29.5 million and $58.2 million for the three and six months ended June 30, 2001, as compared to $24.0 million and $46.7 million during the same periods in 2000. This increase is due primarily to increased charge-offs in the personal loan portfolio, which is a result of the seasoning of the portfolio that grew significantly in recent years. Annualized net charge-offs as a percentage of average consumer finance receivables (excluding unearned finance charges and deferred loan fees) were 3.13% in the six months ended June 30, 2001, as compared to 2.85% in the same period of 2000.

Consolidated Results of Operations

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the six months ended June 30, 2001 increased 7.2% to $188.7 million, compared to $176.1 million in the same period of 2000. For the second quarter of 2001 this amount increased 6.8% to $96.1 million, compared to $90.0 million in the same period of 2000. Net interest margin for both the quarter and year-to-date was 9.68% and 9.53%, compared to 10.03% and 10.21% during the same periods in 2000.

The increase in net interest income before provision for credit losses during the six months ended June 30, 2001 reflects growth in average net consumer finance receivables to $3.75 billion, which was $473.6 million, or 14.5%, greater than the average balance during the same period in 2000. This is primarily a result of management's continued implementation of the internal growth initiative through the branch network, as well as an ongoing pursuit of strategic acquisitions. Partially offsetting this portfolio growth is a 51 basis point decrease in average portfolio yield. This yield compression is a result of remixing the portfolio to a larger percentage of lower-yielding real estate secured loans. Another factor adversely impacting the portfolio yield was interest rate restrictions on larger loan balances. In general, due to state laws, as loan size increases, the maximum interest rate allowed by law decreases. Due to rising average loan size, the average interest rate allowed by law was lowered.

As a result of the higher average receivables balance, average debt outstanding increased $541.4 million, or 19.6%, to $3.30 billion during the six months ended June 30, 2001, as compared to the same period in the prior year. The increased interest expense was a result of this growth, offset by a lower cost of borrowings. Due to favorable interest rate conditions, we issued $1 billion in senior notes in May 2001. These borrowings included a $500 million issuance with a coupon rate of 6.25%, due May 15, 2006 and a $500 million issuance with a coupon rate of 6.875%, due May 15, 2011. The proceeds of these issuances were used to pay off all maturing commercial paper borrowings and senior debt during the remainder of the quarter. On June 15, 2001, there were two maturities of senior debt, $100 million at 7.25% and $150 million at 7.75%. As a result of the activity in our funding book, the overall cost of debt decreased 8 basis points for the six months ended June 30, 2001, as compared to the same period in 2000.

The following chart reflects the average balances and related effective yields during the three- and six-month periods ended June 30, 2001 and 2000, as described above:




(Dollars in thousands)                  Three Months Ended June 30,                        Six Months Ended June 30,
                                --------------------------------------------   -----------------------------------------------
                                          2001                  2000                      2001                      2000
                                --------------------   ----------------------  ----------------------   ----------------------
                                    Average                Average                 Average                    Average
                                    Balance   Rate         Balance      Rate       Balance       Rate         Balance     Rate
Interest-earning assets:        -----------  -------   -----------   -------   -----------  ---------   -------------  -------
  Consumer finance receivables:
   Real estate secured
        loans                   $ 2,044,618    12.86%  $ 1,753,249     12.42%  $ 2,030,100      12.82%     $ 1,634,140   12.47%
    Other installment loans       1,387,625    20.93     1,363,132     21.51     1,390,822      21.02        1,347,959   21.49
   Retail installment contracts     326,095     9.41       299,715     11.01       330,727       9.10          295,942   10.90
    Total consumer              -----------            -----------             -----------                 -----------
     finance receivables          3,758,338    15.54     3,416,096     15.93     3,751,649      15.53        3,278,041   16.04

  Investment securities             213,138     6.42       173,987      7.28       210,290       6.55          171,541    6.94
                                -----------            -----------             -----------                 -----------
   Total interest-earning
    assets                      $ 3,971,476    15.05%  $ 3,590,083     15.51%  $ 3,961,939      15.06%     $ 3,449,582   15.59%
                                ===========            ===========             ===========                 ===========
Interest-bearing liabilities:
   Senior debt                  $ 2,641,981     6.61%  $ 2,108,658      6.97%  $ 2,451,718       6.78%     $ 2,060,369    6.89%
   Commercial paper                 358,530     5.24       468,112      6.66       502,603       6.38          384,433    6.54
   Customer deposits                213,252     6.22       170,485      5.65       205,555       6.24          177,085    5.54
   FHLB borrowings                  131,025     5.07       144,253      6.29       141,514       5.57          138,060    6.16
                                -----------            -----------             -----------                 -----------
   Total interest-bearing
    liabilities                 $ 3,344,788     6.38%  $ 2,891,508      6.81%  $ 3,301,390       6.64%     $ 2,759,947    6.72%
                                ===========            ===========             ===========                 ===========
Net interest spread                             8.68%                   8.70%                    8.42%                    8.87%

Net interest margin                             9.68%                  10.03%                    9.53%                   10.21%


The dollar amounts of interest income and interest expense fluctuate depending upon changes in volume and changes in interest rates of our interest-earning assets and interest-bearing liabilities. The following table details changes attributable to (i) changes in volume (changes in average outstanding balances multiplied by the prior period's rate) and (ii) changes in rate (changes in average interest rate multiplied by the prior period's volume). Changes in rate/volume (changes in rate times the change in volume) were allocated proportionately to the changes in volume and the changes in rate.



(Dollars in thousands)              Three Months Ended June 30,          Six Months Ended June 30,
                                          2001 vs. 2000                        2001 vs. 2000
                                -------------------------------    --------------------------------
                                    Increase/(Decrease) Due to           Increase/(Decrease) Due to
                                -------------------------------    --------------------------------
                                 Volume      Rate  Total Change       Volume      Rate Total Change
Interest income:               --------  --------  ------------    ---------  -------- ------------
  Consumer finance
    receivables                $ 13,298  $ (3,285)   $   10,013    $  36,781  $ (8,294)  $  28,487
  Investment securities             628      (374)          254        1,270      (330)        940
                               --------  --------    ----------    ---------  --------   ---------
      Total interest income      13,926    (3,659)       10,267       38,051    (8,624)     29,427

Interest expense:
  Interest-bearing
    liabilities                   7,224    (3,108)        4,116       17,968    (1,144)     16,824
                               --------  --------    ----------    ---------  --------   ---------
      Net interest income      $  6,702  $   (551)   $    6,151    $  20,083  $ (7,480)  $  12,603
                               ========  ========    ==========    =========  ========   =========


Provision for Credit Losses

The provision for credit losses for the three- and six-month periods ended June 30, 2001 were $32.5 million and $64.0 million compared to $25.4 million and $49.8 million in the same periods of 2000. For the six months ended June 30, 2001, the annualized provision for credit losses was 3.41% of average consumer finance receivables (excluding unearned finance charges and deferred loan fees), as compared to 3.04% during the same period of 2000. See further discussion in "Allowance for Credit Losses."

Noninterest Income

Noninterest income increased 2.3% to $7.6 million for the three-month period ended June 30, 2001, compared to $7.4 million during the same period of 2000. Noninterest income decreased 0.9% to $15.1 million for the six-month period ended June 30, 2001, compared to $15.3 million for the same period in the prior year. Noninterest income is comprised of revenue earned from the sale of various ancillary products to borrowers at the branch locations including life insurance, accident and health insurance, property and casualty insurance, accidental death and dismemberment insurance, involuntary unemployment insurance and auto club memberships. The decrease in 2001 is primarily due to a decrease in the number of loans originated during the six months ended June 30, 2001, as compared to the same period in 2000.

Noninterest Expense

Noninterest expense for the quarter and year-to-date ended June 30, 2001 increased 13.5% and 16.2% to $42.6 million and $88.2 million, as compared to $37.5 million and $75.8 million for the same periods in the prior year. The 10.4% increase in personnel expense is primarily a result of increased salaries, wages and benefits associated with increased headcount subsequent to the first half of 2000. This increase is a result of staffing needs at our facility in Pensacola, Florida, which opened in the fourth quarter of 1999, as well as the addition of key employees at our headquarters location in Tampa, Florida. The 11.2% increase in occupancy expense is due primarily to the impact of the amortization of branch renovations completed during 2000. The 30.1% increase in other expenses is primarily a result of costs associated with developing advanced system platforms in the branch network and the Pensacola location and the development of an internet distribution channel.

Provision for Income Taxes

The provision for income taxes during the three- and six-month periods ended June 30, 2001 were $10.5 million and $18.8 million, which represents an effective tax rate of 36.5%. This compares to $13.1 million and $25.0 million or 38.0% in the same periods of 2000. We are actively managing our effective tax rate by restructuring the business, utilizing limited liability companies, where possible and practical, for our operating subsidiaries.

Lines of Business

We are managed along two major lines of business: consumer finance and consumer banking. Following is an overview of the performance of each line of business in the six months ended June 30, 2001:

Consumer Finance

o Net income decreased 15.4% and 20.4 % to $16.4 million and $29.4 million for the three- and six-month periods ended June 30, 2001 from $19.5 million and $36.9 million in the same periods of 2000.

o The consumer finance receivables portfolio (net of unearned finance charges and deferred loan fees) increased $62.4 million, or 1.9% during the six months ended June 30, 2001.

o Net interest margin decreased as a result of yield erosion on receivables caused by the shift in product mix toward lower-yielding real estate secured loans. This was partially offset by a decrease in the cost of funds as discussed in "Consolidated Results of Operations."

Consumer Banking

o Net income decreased 6.2% and 11.1% to $1.7 million and $3.4 million for the three- and six-month periods ended June 30, 2001, from $1.9 million and $3.8 million during the same periods of 2000.

o The consumer banking receivables portfolio decreased $10.1 million, or 2.6% during the six months ended June 30, 2001.

o Net interest margin decreased as a result of slight yield erosion on receivables, coupled with an increased cost of funds due to higher rates paid on customer deposits.

Asset Quality

Consumer Finance Receivables

Consumer finance receivables consisted of the following:


                                                         June 30,       December 31,
(Dollars in thousands)                                       2001               2000
                                                     ------------       ------------
Consumer finance receivables:
  Real estate secured loans                          $  2,324,307       $  2,256,044
  Other installment loans                               1,641,091          1,640,846
  Retail installment contracts                            369,574            380,073
                                                     ------------        -----------
  Gross consumer finance receivables                    4,334,972          4,276,963

Less:   Unearned finance charges and
          deferred loan fees                             (554,278)          (548,613)
        Allowance for credit losses                      (110,541)          (104,587)
                                                     ------------       ------------
Consumer finance receivables, net                    $  3,670,153       $  3,623,763
                                                     ============       ============


Allowance for Credit Losses



Activity in the allowance for credit losses was as follows:

                                                        Six Months Ended  June 30,
(Dollars in thousands)                                      2001               2000
                                                     -----------       ------------
Balance, beginning of period                         $   104,587       $    100,308
Provision for credit losses                               64,042             49,840
Amounts charged-off:
   Real estate secured loans                              (3,244)              (874)
   Other installment loans                               (58,353)           (48,310)
   Retail installment contracts                           (6,395)            (6,255)
                                                      ----------       ------------
                                                         (67,992)           (55,439)
Recoveries:
      Real estate secured loans                              164                112
               Other installment loans                     8,300              7,179
      Retail installment contracts                         1,290              1,418
                                                     -----------       ------------
                                                           9,754              8,709
                                                     -----------       ------------
Net charge-offs                                          (58,238)           (46,730)

Allowances on notes purchased                                150                -
                                                     -----------       ------------
Balance, end of period                               $   110,541       $    103,418
                                                     ===========       ============


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

Management establishes the allowance for credit losses based on estimated losses inherent in the portfolio. Using the analysis techniques described above to measure the adequacy of the allowance for credit losses, the results of those analyses are compared to the historical trends of the loss coverage ratio, which represents the ratio of the allowance for credit losses to annualized net charge-offs. During the first six months of 2001, the loss coverage ratio decreased from 102% at December 31, 2000 to 95% at June 30, 2001. We have been remixing our loan portfolio, which has resulted in a reduction in the level of unsecured loans and an increase in the amount of real estate secured loans. The increased proportion of secured loans in the portfolio is expected to result in a relative decrease in credit losses for the remainder of 2001 and beyond. Accordingly, the loss coverage ratio at June 30, 2001 appears to be at a level that is consistent with the credit quality characteristics of the receivables portfolio.

As a result of the analyses performed as described above, the allowance for credit losses as of June 30, 2001 was $110.5 million, which is an increase of $5.9 million, or 5.7% as compared to December 31, 2000. Management considers the allowance for credit losses adequate to cover losses inherent in the portfolio at June 30, 2001. No assurance can be given that we will not, in any particular period, sustain credit losses that are sizable in relation to the amount reserved, or that subsequent evaluation of the portfolio, in light of the factors then prevailing, including economic conditions and our ongoing examination process and that of our regulators, will not require significant increases in the allowance for credit losses.

The following table sets forth, by loan type, the amount of receivables delinquent for 60 days or more, on a contractual basis, and the ratio of that amount to gross consumer finance receivables outstanding in each category:


(Dollars in thousands)                June 30, 2001         December 31, 2000
                                 -------------------      -------------------
Real estate secured loans        $  36,185      1.56%     $  31,634     1.40%
Other installment loans             80,338      4.89         74,851     4.56
Retail installment contracts         9,420      2.55          9,335     2.46
                                 ---------   -------      ---------   ------
                                 $ 125,943      2.91%     $ 115,820     2.71%
                                 =========   =======      =========   ======


Liquidity

We fund our operations through a variety of corporate borrowings. The primary source of these borrowings is corporate debt securities issued by us. At June 30, 2001, eleven different fixed-rate senior debt issues totaling $2.96 billion were outstanding, with a weighted-average coupon of 6.84%. To meet our short-term funding needs, we typically issue commercial paper. We have a commercial paper program with several investment banks which provides $1 billion in borrowing capacity. As a result of the $1 billion senior debt issued in May, there were no commercial paper borrowings outstanding at June 30, 2001. Upon maturity of $300 million in senior notes in August 2001, which will likely be funded with commercial paper borrowings, our funding mix will be more closely aligned with our strategy of 75% long-term funding and 25% short-term funding.

FCIB raises funds through both customer deposits and borrowings with the Federal Home Loan Bank of Topeka (FHLB). At June 30, 2001, the banking subsidiary's outstanding debt totaled $342.4 million, with a weighted-average cost of 5.63%.

We also share, with Washington Mutual, two revolving credit facilities: a $1.2 billion 364-day facility and a $600 million four-year facility, which provide back-up for our commercial paper programs. The borrowing capacity is limited to the total amount of the two revolving credit facilities, net of the amount of combined commercial paper outstanding. At June 30, 2001, there was $1.77 billion available under these facilities. There were no borrowings under these facilities at any point during 2001 or 2000.


Capital Management

We establish equity leverage targets based upon the ratio of debt (including customer deposits) to tangible equity. The debt to tangible equity ratio at June 30, 2001 of 6.54:1 has remained consistent throughout the year. The determination of our dividend payments and resulting capital leverage is managed in a manner consistent with our desire to maintain strong and improved credit ratings. In addition, provisions of certain of our debt agreements restrict the payment of dividends to a maximum prescribed proportion of cumulative earnings and contributed capital. At June 30, 2001, approximately $156.4 million was available under the debt agreement restriction for future dividends. We paid dividends in the amount of $12.5 million and $24.5 million during the three- and six-month periods ended June 30, 2001.

Interest Rate Risk

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

Our net interest income sensitivity profile as of June 30, 2001 and year-end December 31, 2000 is stated below:


                                                                 Gradual Change in Rates
                                                               --------------------------
Net interest income change for the one year period beginning:      -200bp    +200bp
                                                               --------------------------

   July 1, 2001                                                     0.18%    (0.95)%
   January 1, 2001                                                  1.62%    (2.44)%


Our net interest income at risk position has not changed significantly since December 31, 2000. However, changes in rates do not have a significant impact on our income, as our customers are less rate sensitive. Assumptions are made in modeling the sensitivity of net interest income. The simulation model captures expected prepayment behavior under changing interest rate environments. Sensitivity of new loan volume to market interest rate levels is included as well.

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


(b)      Reports on Form 8-K

         On May 24, 2001, The Company filed a Current Report on Form 8-K, dated May 22, 2001, disclosing, under item (7) thereof, the terms of the issuance of $500 million aggregate principal amount of its 6.25% Senior Notes maturing May 15, 2006 and $500 million aggregate principal amount of its 6.875% Senior Notes maturing May 15, 2011.

                             SIGNATURES



     Pursuant to the requirements of Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2001.

                                   WASHINGTON MUTUAL FINANCE CORPORATION

                          By:  /s/   Richard M. Levy
                               -------------------------------------------------
                               Richard M. Levy
                               Senior Vice President and Chief Financial
                               Officer
                               (Principal Financial Officer)

                          By:  /s/   Craig A. Stein
                               -------------------------------------------------
                               Craig A. Stein
                               Vice President and Controller
                               (Principal Accounting Officer)