Form 10-Q
period 2001-09-30
WASHINGTON MUTUAL FINANCE CORP
filed 2001-11-13
CIK 7214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                FORM 10-Q


(Mark One)
     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                       or

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

As of October 31, 2001, there were 1,000 shares of Common Stock outstanding.

Registrant meets the conditions set forth in General  Instruction  (H)(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

            WASHINGTON MUTUAL FINANCE CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2001


                               TABLE OF CONTENTS


                                                                           Page
                                                                           ----
                                    PART I

Item 1.  Financial Statements .................................................3
     Consolidated Statements of Financial Condition -
         September 30, 2001 and December 31, 2000 .............................3
     Consolidated Statements of Operations, Comprehensive Income and Retained
         Earnings - Three and Nine Months Ended September 30, 2001 and 2000....4
     Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 2001 and 2000.........................5
     Notes to Consolidated Financial Statements................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................10
     Overview ................................................................10
     Consolidated Results of Operations.......................................11
     Lines of Business........................................................14
     Asset Quality ...........................................................15
     Liquidity ...............................................................17
     Capital Management.......................................................17
     Interest Rate Risk.......................................................18


                                    PART II

Item 6.  Exhibits and Reports on Form 8-K.....................................19

Signatures ...................................................................20

Item 1.    Financial Statements

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Consolidated Statements of Financial Condition


(Dollars in thousands, except share information)          September 30,      December 31,
                                                                   2001              2000
                                                          -------------      ------------
                                                            (Unaudited)
ASSETS

Consumer finance receivables, net                         $   3,711,562      $  3,623,763
Investment securities available for sale                        139,476           185,288
Cash and cash equivalents                                        72,429            14,602
Property, equipment and leasehold improvements, net              27,142            25,398
Goodwill, net                                                    43,355            46,777
Other assets                                                     47,146            31,877
                                                          -------------      ------------
   TOTAL ASSETS                                           $   4,041,110      $  3,927,705
                                                          =============      ============


LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities
Commercial paper borrowings                               $      290,450     $    683,654
Senior debt                                                    2,669,920        2,196,445
Federal Home Loan Bank borrowings                                110,000          156,800
                                                          --------------     ------------
     Total debt                                                3,070,370        3,036,899
Customer deposits                                                230,924          189,793
Accounts payable and other liabilities                           189,696          161,925
                                                          --------------     ------------
     Total liabilities                                         3,490,990        3,388,617
                                                          --------------     ------------
Stockholder's equity
Common stock: $1.00 par value;
  10,000 shares authorized; 1,000
  shares issued and outstanding                                        1                1
Paid-in capital                                                   57,710           57,710
Retained earnings                                                490,028          481,524
Accumulated other comprehensive income (loss)                      2,381             (147)
                                                          --------------     ------------
     Total stockholder's equity                                  550,120          539,088
                                                          --------------     ------------
   TOTAL LIABILITIES AND
    STOCKHOLDER'S EQUITY                                  $    4,041,110     $  3,927,705
                                                          ==============     ============

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Consolidated  Statements  of  Operations,  Comprehensive   Income  and  Retained
Earnings
(Unaudited)


                                                    For the Three Months      For the Nine Months
                                                     Ended September 30,      Ended September 30,
                                                  -----------------------    ----------------------
(Dollars in thousands)                                  2001         2000          2001        2000
                                                  ----------   ----------    ----------  ----------
Interest income:
  Loan interest and fee income                    $  147,094   $  142,423    $  438,454  $  405,296
  Investment securities income                         3,000        2,935         9,890       8,885
                                                  ----------   ----------    ----------  ----------
   Total interest income                             150,094      145,358       448,344     414,181

Interest and debt expense                             52,420       53,415       161,977     146,148
                                                  ----------   ----------    ----------  ----------
   Net interest income before
    provision for credit losses                       97,674       91,943       286,367     268,033

Provision for credit losses                           35,921       26,149        99,963      75,989
                                                  ----------   ----------    ----------  ----------
   Net interest income                                61,753       65,794       186,404     192,044
                                                  ----------   ----------    ----------  ----------
Noninterest income                                     6,165        7,482        21,300      22,760

Noninterest expense:
  Personnel                                           22,919       23,527        73,299      69,182
  Occupancy                                            3,816        3,813        11,352      10,590
  Advertising                                          2,624        1,897         5,914       5,628
  Goodwill amortization                                1,141        1,141         3,422       3,422
  Other                                               11,881        8,380        36,553      25,780
                                                  ----------   ----------    ----------  ----------
   Total noninterest expense                          42,381       38,758       130,540     114,602
                                                  ----------   ----------    ----------  ----------
Income before income taxes                            25,537       34,518        77,164     100,202

Provision for federal and state income taxes           9,320       12,770        28,160      37,730
                                                  ----------   ----------    ----------  ----------
Net income                                            16,217       21,748        49,004      62,472

Net unrealized holding gain on
   securities arising during period, net of tax          796        1,673         2,528         169
                                                  ----------   ----------     ---------  ----------
Comprehensive income                              $   17,013   $   23,421    $   51,532  $   62,641
                                                  ==========   ==========    ==========  ==========
Retained earnings:
  Beginning of period                             $  489,811   $  465,359    $  481,524  $  427,635
  Net income                                          16,217       21,748        49,004      62,472
  Dividends paid                                     (16,000)     (10,000)      (40,500)    (13,000)
                                                  ----------   ----------    ----------  ----------
  End of period                                   $  490,028   $  477,107    $  490,028  $  477,107
                                                  ==========   ==========    ==========  ==========


See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                                                  For the Nine Months
                                                                  Ended September 30,
                                                             ---------------------------
(Dollars in thousands)                                             2001             2000
                                                             ----------       ----------
Operating activities
  Net income                                                 $   49,004       $   62,472
  Adjustments to reconcile net income to net cash
     provided by operating activities:
      Provision for credit losses                                99,963           75,989
      Depreciation and amortization                              14,254           14,276
      Increase in accounts payable and other liabilities         26,544           21,551
      Increase in other assets                                  (15,269)          (7,590)
                                                             ----------       ----------
Net cash provided by operating activities                       174,496          166,698
                                                             ----------       ----------
Investing activities
  Investment securities purchased                               (10,764)         (75,619)
  Investment securities matured or sold                          60,441           23,237
  Net increase in consumer finance receivables                 (194,788)        (668,458)
  Net increase in property, equipment and
    leasehold improvements                                       (6,118)          (6,188)
                                                             ----------       ----------
 Net cash used in investing activities                         (151,229)        (727,028)
                                                             ----------       ----------
Financing activities
  Net (decrease) increase in commercial paper borrowings       (393,204)         166,124
  Proceeds from issuance of senior debt                         995,065          449,347
  Repayments of senior debt                                    (550,000)        (100,000)
  Increase in senior debt from hedging activity                  28,868             -
  Net (decrease) increase in Federal Home
    Loan Bank borrowings                                        (46,800)          30,895
  Net increase (decrease) in customer deposits                   41,131           (4,156)
  Capital contributed by parent                                     -              8,750
  Dividends paid                                                (40,500)         (13,000)
                                                             ----------       ----------
 Net cash provided by financing activities                       34,560          537,960
                                                             ----------       ----------
Net increase (decrease) in cash and
  cash equivalents                                               57,827          (22,370)

Cash and cash equivalents
 Beginning of period                                             14,602           40,008
                                                             ----------       ----------
 End of period                                               $   72,429       $   17,638
                                                             ==========       ==========
Supplemental disclosures of cash flow information
 Interest paid                                               $  153,928       $  128,384
 Federal and state income taxes paid
   (net of refunds)                                          $   22,869       $   36,785


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

We also provide consumer financial services through our industrial banking subsidiary, First Community Industrial Bank ("FCIB"), which has 10 branches in Colorado and Utah ("consumer banking"). In addition to making consumer loans and purchasing retail installment contracts, FCIB also accepts deposits insured by the Federal Deposit Insurance Corporation.

As discussed above, we are managed along two major lines of business: consumer finance and consumer banking. Combined, we have 510 physical locations doing business in 25 states. Additionally, we have a Credit Collection Office in Colorado Springs, Colorado for consumer banking, a Customer Care Center in Pensacola, Florida for consumer finance, and a headquarters facility in Tampa, Florida to support the entire operation. The financial performance of these business lines is measured by our profitability reporting processes.

Financial highlights by line of business were as follows:


(Dollars in thousands)                                 Three Months Ended September 30,
                                 -----------------------------------------------------------------------------
                                                     2001                                   2000
                                 --------------------------------------  -------------------------------------
                                    Consumer      Consumer                  Consumer     Consumer
                                     Finance       Banking        Total      Finance      Banking        Total
Condensed income statement:      -----------   -----------  -----------  -----------  -----------  -----------
Interest income                  $   140,216   $     9,878  $   150,094  $   134,850  $    10,508  $   145,358
Interest and debt expense             47,644         4,776       52,420       47,612        5,803       53,415
Provision for credit losses           35,626           295       35,921       26,149          -         26,149
                                 -----------   -----------  -----------  -----------  -----------  -----------
   Net interest income                56,946         4,807       61,753       61,089        4,705       65,794
Noninterest income                     6,149            16        6,165        7,461           21        7,482
Noninterest expense                   40,409         1,972       42,381       36,881        1,877       38,758
                                 -----------   -----------  -----------  -----------  -----------  -----------
Income before income taxes            22,686         2,851       25,537       31,669        2,849       34,518
Provision for federal
   and state income taxes              8,230         1,090        9,320       11,681        1,089       12,770
                                 -----------   -----------  -----------  -----------  -----------  -----------
Net income                       $    14,456   $     1,761  $    16,217  $    19,988  $     1,760  $    21,748
                                 ===========   ===========  ===========  ===========  ===========  ============




(Dollars in thousands)                                  Nine Months Ended September 30,
                                 -----------------------------------------------------------------------------
                                                  2001                                     2000
                                 --------------------------------------  -------------------------------------
                                    Consumer      Consumer                  Consumer     Consumer
                                     Finance       Banking        Total      Finance      Banking        Total
Condensed income statement:      -----------   -----------  -----------  -----------  -----------  -----------
Interest income                  $   417,624   $    30,720  $   448,344  $   383,769  $    30,412  $   414,181
Interest and debt expense            146,375        15,602      161,977      129,836       16,312      146,148
Provision for credit losses           99,127           836       99,963       76,389         (400)      75,989
                                 -----------   -----------  -----------  -----------  -----------  -----------
   Net interest income               172,122        14,282      186,404      177,544       14,500      192,044
Noninterest income                    21,233            67       21,300       22,503          257       22,760
Noninterest expense                  124,516         6,024      130,540      108,853        5,749      114,602
                                 -----------   -----------  -----------  -----------  -----------  -----------

Income before income taxes            68,839         8,325       77,164       91,194        9,008      100,202
Provision for federal
   and state income taxes             24,976         3,184       28,160       34,285        3,445       37,730
                                 -----------   -----------  -----------  -----------  -----------  -----------
Net income                       $    43,863   $     5,141  $    49,004  $    56,909  $     5,563  $    62,472
                                 ===========   ===========  ===========  ===========  ===========  ===========




Other disclosures:
                                             September 30, 2001                    December 31, 2000
                                 --------------------------------------  -------------------------------------
(Dollars in thousands)              Consumer      Consumer                  Consumer     Consumer
                                     Finance       Banking        Total      Finance      Banking        Total
Consumer finance receivables:    -----------   -----------  -----------  -----------  -----------  -----------
  Real estate secured loans      $ 1,993,012   $   363,421  $ 2,356,433  $ 1,893,504  $   362,540  $ 2,256,044
  Other installment loans          1,632,645         7,812    1,640,457    1,629,812       11,034    1,640,846
  Retail installment contracts       369,701         7,692      377,393      364,215       15,858      380,073
Gross consumer finance           -----------   -----------  -----------  -----------  -----------  -----------
  receivables                      3,995,358       378,925    4,374,283    3,887,531      389,432    4,276,963
Less:  Unearned finance charges
        and deferred loan fees      (547,544)           26     (547,518)    (548,569)         (44)    (548,613)
       Allowance for credit losses  (112,031)       (3,172)    (115,203)    (101,415)      (3,172)    (104,587)
Consumer finance receivables,    -----------   -----------  -----------  -----------  -----------  -----------
  net                            $ 3,335,783   $   375,779  $ 3,711,562  $ 3,237,547  $   386,216  $ 3,623,763
                                 ===========   ===========  ===========  ===========  ===========  ===========
Investment securities
   available for sale            $   103,136   $    36,340  $   139,476  $   167,915  $    17,373  $   185,288

Total assets                     $ 3,617,742   $   423,368  $ 4,041,110  $ 3,500,185  $   427,520  $ 3,927,705

Total equity                     $   485,002   $    65,118  $   550,120  $   479,371  $    59,717  $   539,088


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

Managed risk includes the risk associated with changes in fair value of long-term fixed rate debt. In accordance with our risk management policy, such risk is hedged by entering into pay floating interest rate exchange agreements. The instruments designated in these fair value hedges include interest rate swaps that qualify for the "short cut" method of accounting under SFAS No. 133. Under the "short cut" method, we assume no ineffectiveness in a hedging relationship. Since the terms of the interest rate swap qualify for the use of the "short cut" method, it is not necessary to measure effectiveness and there is no charge to earnings for changes in fair value. All changes in fair value are recorded as adjustments to the basis of the hedged borrowings based on changes in the fair value of the derivative instrument. When derivative instruments are terminated prior to their maturity, or the maturity of the hedged liability, any resulting gains or losses are included as part of the basis adjustment of the hedged item and amortized over the remaining term of the liability. At September 30, 2001, the unamortized deferred gain on terminated hedging transactions totaled $14.9 million. This amount is included in senior debt on the Consolidated Statement of Financial Condition.

At September 30, 2001, we had three outstanding interest rate swap agreements with a combined notional amount of $450.0 million and a total fair value of $12.4 million. This amount is reflected as an adjustment to senior debt on the Consolidated Statement of Financial Condition.

Note 4            Legal Proceedings

Several of the Company's subsidiaries and their current and former employees are defendants in a number of suits pending in the state and federal courts of Mississippi. The lawsuits generally allege unfair lending and insurance related practices. Similar suits are pending against other financial services companies in Mississippi. In one of the pending cases, Carolyn Baker, et al. v. Washington Mutual Finance Group, LLC f/k/a City Finance Company, a jury awarded just over $71 million against one of the Company's subsidiaries, Washington Mutual Finance Group, LLC, a Delaware limited liability company ("WMF Group"). Pursuant to a motion filed by WMF Group, the trial court recently reduced the verdict to just over $53 million. WMF Group is currently in the process of preparing an appeal of the judgment and will post a bond to stay execution on the judgment, pending the appeal. The appeal will be based on numerous grounds, including the gross inequity between the alleged economic losses of only $12,000 and the actual jury award.

Note 5            Recently Issued Accounting Standards

Amortization of goodwill and other intangible assets of $1.1 million and $3.4 million were unchanged for the three and nine-month periods ended September 30, 2001 compared to the same periods of 2000. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 eliminates the amortization of goodwill relating to past and future acquisitions and instead subjects goodwill to an impairment assessment. The provisions of SFAS No. 142 will apply to existing goodwill and other intangible assets effective January 1, 2002. The adoption of SFAS No. 142 would cease further amortization of goodwill and will have an impact of approximately $4.6 million ($2.9 million after tax) of goodwill amortization on an annual basis. The adoption of SFAS No. 141 will not have an impact on our historical financial statements.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated retirement costs. This Statement is effective for fiscal years beginning after June 15, 2002 and is not expected to have a material impact on our results of operations or financial condition.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, but retains the requirements relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from SFAS No. 121. This Statement is effective for fiscal years beginning after December 15, 2001. We do not expect this Statement to have a material impact on our results of operations or financial condition.

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

Overview

Our results in the nine months ended September 30, 2001 are reflective of the re-mixing of the receivables portfolio in favor of real estate secured receivables and the ongoing commitment to develop infrastructure, both of which were initiated in the prior year. Net income totaled $16.2 million and $49.0 million for the three- and nine-month periods ended September 30, 2001, as compared to $21.7 million and $62.5 million in the same periods of 2000. The primary reasons for this decline were a lower year-to-date net interest margin, higher provisions for credit losses, lower noninterest income and increased operating expenses. As a result of these factors, our return on average assets for the three- and nine-month periods ended September 30, 2001 were 1.60% and 1.65%, compared to 2.29% and 2.33% in the same periods of 2000.

Consumer finance receivables (net of unearned finance charges and deferred loan fees) remained relatively flat for the nine months, increasing $98.4 million, or 3.52% (annualized). These results are reflective of tightened underwriting standards in light of recent economic conditions. Our strategy continues to target portfolio growth; however, our loan underwriting and acquisition strategy will continue to take into account the state of the economy in the markets we currently serve or into which we anticipate expanding.

At September 30, 2001, real estate secured loans comprised approximately 54% of the total portfolio, as compared to 53% one year ago. As a result of this continued shift in portfolio mix, the yields earned on consumer finance receivables declined from 15.86% and 15.99% in the three- and nine-month periods ended September 30, 2000 to 15.48% and 15.51% in the same periods of 2001.

Net interest spread and net interest margin for the quarter increased as compared to the same period in the prior year due primarily to a lower average cost incurred on interest-bearing liabilities, partially offset by the decline in earned yields discussed above. Net interest spread and net interest margin were down year-to-date, compared to the same period in the prior year. This decrease is a result of the decline in earned yields discussed above, offset partially by a decrease in the weighted-average cost of funds of 37 basis points. See "Consolidated Results of Operations."

Operating efficiency is defined as the ratio of noninterest expense (excluding the amortization of goodwill) to total revenue (which is comprised of net interest income before provision for credit losses and noninterest income). In the three- and nine-month periods ended September 30, 2001, our operating efficiency ratio increased to 39.72% and 41.32% from 37.84% and 38.23% for the same periods in the prior year. This deterioration is due to the lower interest margin, coupled with increased noninterest expense to support our expanded operations. See "Consolidated Results of Operations."

Net charge-offs totaled $31.3 million and $89.5 million for the three and nine months ended September 30, 2001, as compared to $25.8 million and $72.5 million during the same periods in 2000. This increase is due primarily to increased charge-offs in the personal loan portfolio, which is a result of the seasoning of the portfolio that grew significantly in recent years. Annualized net charge-offs as a percentage of average consumer finance receivables (excluding unearned finance charges and deferred loan fees) were 3.18% in the nine months ended September 30, 2001, as compared to 2.86% in the same period of 2000.

Consolidated Results of Operations

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the nine months ended September 30, 2001 increased 6.84% to $286.4 million, compared to $268.0 million in the same period of 2000. For the third quarter of 2001, this amount increased 6.23% to $97.7 million, compared to $91.9 million in the same period of 2000. Net interest margin for both the quarter and year to date were 9.74% and 9.60%, compared to 9.72% and 10.05% during the same periods in 2000.

The increase in net interest income before provision for credit losses during the nine months ended September 30, 2001 reflects growth in average net consumer finance receivables to $3.77 billion, which was $388.5 million, or 11.5%, greater than the average balance during the same period in 2000. Partially offsetting this portfolio growth is a 48 basis point decrease in average portfolio yield. This yield compression is a result of remixing the portfolio to a larger percentage of lower-yielding real estate secured loans. Another factor adversely impacting the portfolio yield was interest rate restrictions on larger loan balances. In general, due to state laws, as loan size increases, the maximum interest rate allowed by law decreases. Due to rising average loan size, the average interest rate allowed by law was lowered.

As a result of the higher average receivables balance, average debt outstanding increased $491.5 million, or 17.3%, to $3.34 billion during the nine months ended September 30, 2001, as compared to the same period in the prior year. The increased interest expense was a result of this growth, offset by a lower cost of borrowings. During the quarter ended September 30, 2001, there were two maturities of senior debt, $200 million at 6.00%, maturing on August 1, 2001, and $100 million at 6.75%, maturing on August 15, 2001. As a result of the activity in our funding book, the overall cost of debt decreased 76 and 37 basis points for the three- and nine- month periods ended September 30, 2001, as compared to the same periods in 2000.

The following chart reflects the average balances and related effective yields during the three- and nine-month periods ended September 30, 2001 and 2000, as described above:


(Dollars in thousands)                   Three Months Ended September 30,           Nine Months Ended September 30,
                                  ----------------------------------------    -----------------------------------------
                                           2001                  2000                  2001                  2000
                                  -------------------   -------------------   -------------------   -------------------
                                      Average               Average               Average               Average
                                      Balance    Rate       Balance   Rate        Balance    Rate       Balance    Rate
Interest-earning assets:          -----------  ------   ----------- ------    -----------  ------   -----------  ------
  Consumer finance receivables:
   Real estate secured
        loans                     $ 2,065,845   12.77%  $ 1,896,214  12.62%   $ 2,042,252  12.80%   $ 1,719,578   12.54%
    Other installment loans         1,408,339   20.69     1,385,332  21.44      1,396,333  20.91      1,359,215   21.49
   Retail installment contracts       326,733   10.18       311,426  10.71        329,867   9.45        301,115   10.83
    Total consumer                -----------           -----------           -----------           -----------
     finance receivables            3,800,917   15.48     3,592,972  15.86      3,768,452  15.51      3,379,908   15.99

Cash, cash equivalents and
  investment securities               211,528    5.67       189,763   6.19        210,297   6.27        177,820    6.66
                                  -----------           -----------           -----------           -----------
   Total interest-earning
    assets                        $ 4,012,445   14.96%  $ 3,782,735  15.37%   $ 3,978,749  15.02%   $ 3,557,728   15.52%
                                  ===========           ===========           ===========           ===========
Interest-bearing liabilities:
   Senior debt                    $ 2,814,215    6.55%  $ 2,370,978   7.12%   $ 2,546,101   6.77%   $ 2,146,068    7.03%
   Commercial paper                   196,468    3.43       348,746   6.93        449,477   5.26        382,914    6.48
   Customer deposits                  225,904    5.79       178,410   6.07        211,992   6.09        179,047    5.67
   FHLB borrowings                    113,988    4.75       146,777   6.73        132,675   5.32        140,678    6.37
                                  -----------           -----------           -----------           -----------
   Total interest-bearing
    liabilities                   $ 3,350,575    6.26%  $ 3,044,911   7.02%   $ 3,340,245   6.47%   $ 2,848,707    6.84%
                                  ===========           ===========           ===========           ===========
Net interest spread                              8.70%                8.35%                 8.56%                  8.68%

Net interest margin                              9.74%                9.72%                 9.60%                 10.05%



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



 (Dollars in thousands)    Three Months Ended September 30,      Nine Months Ended September 30,
                           --------------------------------      -------------------------------
                                      2001 vs. 2000                        2001 vs. 2000
                           --------------------------------      -------------------------------
                               Increase/(Decrease) Due to           Increase/(Decrease) Due to
                           --------------------------------      -------------------------------
                                                      Total                                Total
                               Volume       Rate     Change         Volume      Rate      Change
Interest income:           ----------  ---------  ---------      ---------  --------   ----------
  Consumer finance
    receivables            $    8,047  $  (3,376) $   4,671      $  45,207  $(12,049)  $  33,158
  Investment securities           309       (244)        65          1,527      (522)      1,005
                           ----------  ---------  ---------      ---------  --------   ---------
      Total interest income     8,356     (3,620)     4,736         46,734   (12,571)     34,163

Interest expense:
  Interest-bearing
    liabilities                 4,782     (5,777)      (995)        23,836    (8,007)     15,829
                           ----------  ---------  ---------      ---------  --------   ---------
      Net interest income  $    3,574  $   2,157  $   5,731      $  22,898  $ (4,564)  $  18,334
                           ==========  =========  =========      =========  ========   =========

Provision for Credit Losses

The provision for credit losses for the three- and nine-month periods ended September 30, 2001 were $35.9 million and $100.0 million compared to $26.1 million and $76.0 million in the same periods of 2000. For the nine months ended September 30, 2001, the annualized provision for credit losses was 3.55% of average consumer finance receivables (excluding unearned finance charges and deferred loan fees), as compared to 3.00% during the same period of 2000. See further discussion in "Asset Quality."

Noninterest Income

Noninterest income decreased 17.6% to $6.2 million for the three-month period ended September 30, 2001, compared to $7.5 million during the same period of 2000. Noninterest income decreased 6.41% to $21.3 million for the nine-month period ended September 30, 2001, compared to $22.8 million for the same period in the prior year. Noninterest income is comprised of revenue earned from the sale of various credit insurance and ancillary products to borrowers at the branch locations. These products include credit life insurance, accident and health insurance, credit property and casualty insurance, term life protector, group debtor life insurance, accidental death and dismemberment insurance, involuntary unemployment insurance and appliance warranty programs.

The decrease in 2001 in income from credit insurance products is primarily due to a decrease in the number of loans originated during the nine months ended September 30, 2001, as compared to the same period in 2000. Also contributing to the decline was the decision to discontinue the sale of insurance products in Mississippi as of June, and to discontinue the sale of single premium credit life and accident and health insurance on closed-end real estate loans in all other branch states as of July in a desire to respond to consumer needs. Alternative products, intended to be more responsive to customer needs and desires have been developed and are being introduced on a graduated basis in almost every branch state. It is anticipated that these alternative closed end real estate credit insurance products, which will provide for monthly billed premiums in place of a single premium and the right to cancel insurance coverage, will be available in almost all of our branch states by the end of the second quarter of 2002.

Noninterest Expense

Noninterest expense for the quarter and year-to-date ended September 30, 2001 increased 9.4% and 13.9% to $42.4 million and $130.5 million, as compared to $38.8 million and $114.6 million for the same periods in the prior year. The increase in noninterest expense on a year-to-date basis is attributed to investments made to establish a customer care center, an internet site, a company-wide computer network including an intranet, and new lending initiatives. During the second and third quarters of 2001, the Company began recognizing the benefits of these initiatives through declining personnel expense and other operating expenses.

Provision for Income Taxes

The provision for income taxes during the three- and nine-month periods ended September 30, 2001 were $9.3 million and $28.2 million, which represents an effective tax rate of 36.5%. This compares to $12.8 million and $37.7 million or 37.0% and 37.7% in the same periods of 2000. We are actively managing our effective tax rate by monitoring and, where necessary, adjusting our organizational structure.

Lines of Business

We are managed along two major lines of business: consumer finance and consumer banking. Following is an overview of the performance of each line of business in the nine months ended September 30, 2001:

Consumer Finance

     o Net income decreased 27.7% and 22.92% to $14.5 million and $43.9 million for the three- and nine-month periods ended September 30, 2001 from $20.0 million and $56.9 million in the same periods of 2000.

     o The consumer finance receivables portfolio (net of unearned finance charges and deferred loan fees) increased $108.9 million, or 3.3% during the nine months ended September 30, 2001.

     o Net interest margin decreased as a result of yield erosion on receivables caused by the shift in product mix toward lower-yielding real estate secured loans. This was partially offset by a decrease in the cost of funds as discussed in "Consolidated Results of Operations."

Consumer Banking

     o Net income decreased 0.06% and 7.59% to $1.8 million and $5.1 million for the three- and nine-month periods ended September 30, 2001, from $1.8 million and $5.6 million during the same periods of 2000.

     o The consumer banking receivables portfolio decreased $10.4 million, or 2.7% during the nine months ended September 30, 2001.

     o Net interest margin decreased as a result of slight yield erosion on receivables, coupled with an increased cost of funds due to higher rates paid on customer deposits.

Asset Quality

Consumer Finance Receivables

Consumer finance receivables consisted of the following:


                                         September 30,         December 31,
(Dollars in thousands)                            2001                 2000
                                        --------------        -------------
Consumer finance receivables:
  Real estate secured loans             $    2,356,433        $   2,256,044
  Other installment loans                    1,640,457            1,640,846
  Retail installment contracts                 377,393              380,073
                                        --------------        -------------
  Gross consumer finance receivables         4,374,283            4,276,963

Less:   Unearned finance charges and
          deferred loan fees                  (547,518)            (548,613)
        Allowance for credit losses           (115,203)            (104,587)
                                        --------------        -------------
Consumer finance receivables, net       $    3,711,562        $   3,623,763
                                        ==============        =============


Allowance for Credit Losses

Activity in the allowance for credit losses was as follows:



                                         Nine Months Ended  September 30,
                                         --------------------------------
(Dollars in thousands)                        2001                2000
                                         -------------     --------------
Balance, beginning of period             $     104,587     $      100,308
Provision for credit losses                     99,963             75,989
Amounts charged-off:
   Real estate secured loans                    (4,948)            (1,524)
   Other installment loans                     (89,162)           (74,700)
   Retail installment contracts                 (9,763)            (9,503)
                                         -------------      -------------
                                              (103,872)           (85,727)
Recoveries:
   Real estate secured loans                       220                187
   Other installment loans                      12,230             10,951
   Retail installment contracts                  1,925              2,051
                                         -------------      -------------
                                                14,375             13,189
                                         -------------      -------------
Net charge-offs                                (89,497)           (72,538)

Allowances on notes purchased                      150                 -
                                         -------------     --------------
Balance, end of period                   $     115,203     $      103,759
                                         =============     ==============


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

Management establishes the allowance for credit losses based on estimated losses inherent in the portfolio. There are several underlying factors in our portfolio that support our current level of allowance for credit losses. We analyze our reserves based on both trailing coverage and forward looking coverage. Trailing coverage represents the percentage of coverage we currently have in the allowance, based on the previous 12 months of losses. Forward looking coverage represents the percentage of coverage we have in the allowance, based on estimated losses inherent in the portfolio over the next 12 months. Our trailing coverage has remained constant from 2000 to 2001, and our forward looking coverage has improved over the same period of time. Loan to value ("LTV") represents dollars loaned as a percentage of the value of the collateral of our real estate secured loans. Lower LTV means lower risk. Our active management of the real estate secured portfolio has focused on reducing the LTV on new originations, which has resulted in a reduction of the LTV for the overall portfolio to an all time low in 2001.

Based on industry-defined economic status, we have identified states that are in or near recession, and have focused our unsecured lending efforts into non-recessionary states. As a result of our stricter underwriting standards, we have slowed the growth of unsecured loans and continued to remix toward a higher percentage of real estate secured loans. The increased proportion of secured loans in the portfolio, coupled with the stronger collateral position, is expected to result in a relative decrease in credit losses for the remainder of 2001 and beyond.

In light of the terrorist attacks on America on September 11, 2001, many economic experts are predicting that the entire nation may fall into recession for the remainder of this year and into next year. Historically, our portfolios in recessionary states have performed consistently with the total portfolio, in some cases outperforming. Additionally, the economies for some of the markets in which there is a large presence continue to grow at a moderate pace, outperforming the rest of the country. In particular, the economies of Texas, Florida and California have maintained steady, albeit slower growth, although it remains to be seen how these economies will fare now. As a result, the prevailing economic conditions merit close scrutiny of our portfolio performance and may require an adjustment of the allowance for loan losses in the fourth quarter.

Our allowance for credit losses as of September 30, 2001 was $115.2 million, an increase of $10.6 million, or 10.2% as compared to December 31, 2000. Based on our historical data (as stated above) and strengthened underwriting criteria, management considers the allowance for credit losses adequate to cover losses inherent in the portfolio at September 30, 2001. No assurance can be given that we will not, in any particular period, sustain credit losses that are sizable in relation to the amount reserved, or that subsequent evaluation of the portfolio, in light of the factors then prevailing, including economic conditions and our ongoing examination process and that of our regulators, will not require significant increases in the allowance for credit losses.

The following table sets forth, by loan type, the amount of receivables delinquent for 60 days or more, on a contractual basis, and the ratio of that amount to gross consumer finance receivables outstanding in each category:



(Dollars in thousands)                September 30, 2001       December 31, 2000
                                      ------------------       -----------------
Real estate secured loans             $  41,652     1.77%      $  31,634    1.40%
Other installment loans                  88,399     5.39          74,851    4.56
Retail installment contracts             10,084     2.67           9,335    2.46
                                      ---------   ------       ---------  ------
                                      $ 140,135     3.21%      $ 115,820    2.71%
                                      =========   ======       =========  ======


Liquidity

We fund our operations through a variety of corporate borrowings. The primary source of these borrowings is corporate debt securities. At September 30, 2001, nine different fixed-rate senior debt issues totaling $2.67 billion were outstanding, with a weighted-average coupon of 6.90%. To meet our short-term funding needs, we typically issue commercial paper. We have a commercial paper program with several investment banks which provides $700 million in borrowing capacity.

FCIB raises funds through customer deposits and borrowings with the Federal Home Loan Bank of Topeka. At September 30, 2001, the banking subsidiary's outstanding debt totaled $340.9 million, with a weighted-average cost of 5.24%.

We also share, with Washington Mutual, two revolving credit facilities: a $600 million 364-day facility and a $600 million four-year facility, which provide back-up for our commercial paper programs. The borrowing capacity is limited to the total amount of the two revolving credit facilities, net of the amount of combined commercial paper outstanding. At September 30, 2001, there was $909.5 million available under these facilities. There were no direct borrowings under these facilities at any point during 2001 or 2000.

Capital Management

We establish equity leverage targets based upon the ratio of debt (including customer deposits) to tangible equity. The debt to tangible equity ratio at September 30, 2001 of 6.51 to 1 has remained consistent throughout the year. The determination of our dividend payments and resulting capital leverage is managed in a manner consistent with our desire to maintain strong and improved credit ratings. In addition, provisions of certain of our debt agreements restrict the payment of dividends to a maximum prescribed proportion of cumulative earnings and contributed capital. At September 30, 2001, approximately $151.9 million was available under the debt agreement restriction for future dividends. We paid dividends in the amount of $16.0 million and $40.5 million during the three- and nine-month periods ended September 30, 2001.

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

Our net interest income sensitivity profile as of September 30, 2001 and year-end December 31, 2000 is stated below:



                                                                    Gradual Change in Rates
                                                                  ---------------------------
Net interest income change for the one year period beginning:        -200bp         +200bp
                                                                  ---------------------------
   October 1, 2001                                                   (0.43)%       (0.42)%
   January 1, 2001                                                    1.62%        (2.44)%


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

                                  SIGNATURES



     Pursuant to the requirements of Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2001.

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