Form 10-K
period 2001-12-31
WASHINGTON MUTUAL FINANCE CORP
filed 2002-03-27
CIK 7214

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the fiscal year ended December 31, 2001

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

 6 7/8 % Senior Notes due May 15, 2011                 New York Stock Exchange

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

                               Not applicable

The aggregate  market value of Common Stock held by  non-affiliates:  None
As of February 28, 2002, there were 1,000 shares of Common Stock outstanding.

Documents incorporated by reference:                  None

Registrant meets the conditions set forth in General  Instruction  (I)(1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                      WASHINGTON MUTUAL FINANCE CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                Table of Contents


                                                                            Page
                                    PART I


Item 1.           Business.....................................................3
Item 2.           Properties..................................................11
Item 3.           Legal Proceedings...........................................11
Item 4.           Submission of Matters to a Vote of Security Holders .........*

                                    PART II

Item 5.           Market for the Registrant's Common Equity
                     and Related Stockholder Matters..........................12
Item 6.           Selected Financial Data ....................................12
Item 7.           Management's Discussion and Analysis of Financial Condition
                     and Results of Operations................................13
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk..25
Item 8.           Financial Statements and Supplementary Data.................27
Item 9.           Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure......................48

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant ..........*
Item 11.          Executive Compensation.......................................*
Item 12.          Security Ownership of Certain Beneficial Owners and
                     Management ...............................................*
Item 13.          Certain Relationships and Related Transactions...............*

                                    PART IV

Item 14.          Exhibits, Financial Statement Schedules and
                     Reports on Form 8-K......................................49


       * Items 4, 10, 11, 12 and 13 are not included as per conditions met by Registrant set forth in General Instruction I(1)(a) and
                  (b) of Form 10-K.

                                    PART I

Item 1.  Business

General

Washington Mutual Finance Corporation ("WMF"), incorporated in Delaware in 1986, as Aristar, Inc., is a holding company headquartered in Tampa, Florida whose subsidiaries are engaged in the consumer financial services business. Washington Mutual Finance Corporation is an indirect, wholly-owned subsidiary of Washington Mutual, Inc. ("Washington Mutual"). When we refer to "we", "our", "us", or the "Company" in this Form 10-K, we mean Washington Mutual Finance Corporation and its subsidiaries, all of which are wholly-owned.

Our Company's operations consist principally of a network of 449 branch offices located in 24 states, primarily in the southeast, southwest and California ("consumer finance"). These offices operate under the name Washington Mutual Finance. Our branch offices are typically located in small- to medium-sized communities in suburban or rural areas and are managed by individuals who generally have considerable consumer lending experience. We make secured and unsecured consumer installment loans, and purchase installment contracts from local retail establishments. The consumer credit transactions are primarily for personal, family, or household purposes. From time to time, we purchase consumer loans from national mortgage banking operations, servicing released, that are secured by real estate.

We also provide consumer financial services through our industrial banking subsidiary, First Community Industrial Bank ("FCIB"), which has 10 branches in Colorado and Utah ("consumer banking"). In addition to making consumer loans and purchasing retail installment contracts, FCIB also accepts deposits insured by the Federal Deposit Insurance Corporation ("FDIC").

For consumer finance and consumer banking, combined, we have 459 physical locations doing business in 25 states. Additionally, we have a consumer banking credit collection office in Colorado Springs, Colorado, a consumer finance customer care center in Pensacola, Florida ("C3"), and a headquarters facility in Tampa, Florida to support the entire operation.

As part of our ongoing strategy, we continually review our branch network to determine how to best deploy our capital and resources. In December 2001, we closed 50 of our consumer finance branches. The branches were selected based upon profitability, growth prospects for a given market, and/or geographic proximity to other WMF branch locations. All of the accounts were transferred to nearby branches or to C3, dependent upon proximity to other branches and/or loan delinquency status. Many employees were offered alternative positions at other WMF facilities and/or encouraged to seek other opportunities within the Company.

Portfolio Composition

The following table provides an analysis by type of our consumer finance receivables (excluding unearned finance charges and deferred loan fees) at the dates shown:


(Dollars in thousands)                                  December 31,
                                         -------------------------------------------
                                            2001            2000            1999
Notes and contracts receivable:          -----------    ------------    ------------
Type:
   Real estate secured loans             $ 2,100,566     $ 1,990,907     $ 1,432,841
   Other installment loans                 1,417,682       1,401,859       1,334,350
   Retail installment contracts              337,098         335,584         294,566
                                         -----------     -----------     -----------
     Total                               $ 3,855,346     $ 3,728,350     $ 3,061,757
                                         ===========     ===========     ===========
     Number of accounts                      995,287       1,016,403       1,001,302
Type as a percent of total receivables:
   Real estate secured loans                    54.5%           53.4%           46.8%
   Other installment loans                      36.8            37.6            43.6
   Retail installment contracts                  8.7             9.0             9.6
                                         -----------     -----------     -----------
                                               100.0%          100.0%          100.0%
                                         ===========     ===========     ===========


For the year ended December 31, 2001, real estate secured loans outstanding (excluding unearned finance charges and deferred loan fees) increased $109.7 million, or 5.5%, as compared to an increase of $558.1 million, or 38.9%, for the prior year. Real estate loans are typically secured by first or second mortgages and are primarily used by the customer for purchases of consumer goods or debt consolidation. We have focused on increasing our percentage of real estate loans portfolio due to the better credit quality inherent in the customer base, since the primary sources of these loans are existing customers that have maintained a high level of payment performance over an extended period of time. In 2001, approximately 81% of the real estate secured loans originated were made to customers with whom we had a current or former lending relationship. In addition, the underlying security in real estate secured loans reduces our risk of loss. Also, the larger average balance makes this loan type more cost effective to originate and service. At December 31, 2001 and 2000, the average balance of a real estate secured loan was approximately $30,600 and $30,400.

During 2001, other installment loans outstanding (excluding unearned finance charges and deferred loan fees) remained relatively flat, increasing only $15.8 million, or 1.1% over 2000, as compared to an increase of $67.5 million, or 5.1%, in 2000. This slowing of growth is due primarily to our focus on growing the real estate portfolio. Other installment loans are either secured by consumer goods or unsecured and are primarily used by the customer to make specific purchases of consumer goods or undertake personal debt consolidation. At December 31, 2001 and 2000, the average balance of an other installment loan was approximately $2,500 and $2,400.

During 2001, retail installment contracts outstanding (excluding unearned finance charges and deferred loan fees) remained relatively flat, increasing only $1.5 million, or 0.5%, as compared to an increase of $41.0 million, or 13.9% in 2000. This slowing of growth is due primarily to the change in consumer purchasing habits caused by the downturn of the economy. This loan type is generally utilized as a source for new customers, and it has been determined that maintaining this portfolio at approximately 10% of total net outstanding loans is the appropriate portfolio mix for generating cross-selling opportunities, while minimizing the impact on yields. Retail installment contracts are generally acquired without recourse to the originating merchant and establish a customer relationship for developing future loan business. These contracts result from the sale of consumer goods and, payment is secured by such goods. Retail installment contracts are generally acquired through the originating merchant. We had such arrangements with over 2,200 merchants at December 31, 2001. At December 31, 2001 and 2000, the average balance of a retail installment contract was approximately $940.

Consumer loans are typically fixed-rate and are originated by customer application and periodic purchases of receivable portfolios. Loan originations are a result of business development efforts consisting of direct mail, telemarketing and branch office sales personnel. Consumer loans written in 2001 had original terms generally ranging from 12 to 240 months and averaged 76 months. Of the loans originated in 2001, approximately 72.4% were unsecured or secured by consumer goods, automobiles or other personal property, and approximately 27.6% were secured by real estate. In addition, the Company purchases loan portfolios from its competitors and secondary markets. In 2001, $270.4 million of loans were purchased. Of these, approximately 5.2% were unsecured or secured by consumer goods, automobiles or other personal property, and approximately 94.8% were secured by real estate.

As part of our consumer finance line of business, we make available, at the option of our customers, various credit insurance and ancillary products. These products include credit life insurance, credit accident and health insurance, credit property and casualty insurance, term life protector, group debtor life insurance, accidental death and dismemberment insurance, involuntary unemployment insurance and appliance warranty programs. We do not sell insurance to non-customers. Credit insurance we sell is written by unaffiliated insurance companies, and we substantially reinsure all of these policies, and earn a reinsurance premium thereon, except for the involuntary unemployment insurance, for which we earn a direct commission.

Yield Written

For the years ended December 31, 2001, 2000 and 1999 the average portfolio yield written during the year, by loan type, was as follows:
                                              2001           2000          1999
                                             -----          -----         -----
         Real estate secured loans           12.36%         12.40%        12.53%
         Other installment loans             24.36          24.75         24.88
         Retail installment contracts        19.60          19.08         18.94

The yield written includes the stated coupon rate of interest plus initial fees charged at the time of loan origination. These initial finance charges are recognized on an accrual basis, using the interest method.

Geographic Distribution

Geographic diversification of consumer finance receivables reduces the concentration of credit risk associated with a recession in any one region. The concentration of consumer finance receivables (excluding unearned finance charges and deferred loan fees) by state was as follows (note that these results are based on the state where the customer resides):


(Dollars in thousands)                          December 31,
                 ----------------------------------------------------------------------
                           2001                     2000                    1999
                 ---------------------    ---------------------   ---------------------
                     Amount    Percent        Amount    Percent       Amount    Percent
                 -----------  --------    -----------   -------   -----------   -------
California       $   474,181     12%      $   388,825     10%     $   228,334      7%
Texas                422,184     11           363,407     10          295,465     10
Tennessee            345,587      9           339,852      9          291,946     10
Colorado             311,877      8           328,652      9          314,677     10
North Carolina       291,929      8           292,893      8          264,909      9
Florida              222,324      6           222,010      6          190,120      6
South Carolina       179,379      5           182,669      5          166,533      5
Virginia             157,217      4           161,247      4          144,560      5
Louisiana            145,127      4           146,147      4          133,372      4
Mississippi          127,565      3           128,653      3          116,468      4
Other              1,177,976     30         1,173,995     32          915,373     30
                 -----------  -----       -----------   ----      -----------   ----
Total            $ 3,855,346    100%      $ 3,728,350    100%     $ 3,061,757    100%
                 ===========  =====       ===========   ====      ===========   ====

The relatively high proportion of the business in Colorado reflects the presence of our banking subsidiary, FCIB, in that state.

Credit Loss Experience

We closely monitor portfolio delinquency and loss rates in measuring the quality of the portfolio and the potential for ultimate credit losses. An account is considered delinquent when a payment is 60 days or more past due, based on the original terms of the contract. Under our policy, non-real estate secured delinquent accounts generally are charged off (i.e. fully reserved) when they become 180 days contractually delinquent. Real estate secured, delinquent accounts are handled on a case-by-case basis, with foreclosure proceedings typically beginning when the accounts are between 60 and 90 days contractually delinquent. Collection efforts continue after an account has been charged off until it is determined that the cost of collection efforts outweighs the benefits received.

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

We fund our operations principally through net cash flows from operating activities, short-term borrowings in the commercial paper market, issuances of senior debt, customer deposits and borrowings from the Federal Home Loan Bank of Topeka (the "FHLB").

The Company has a commercial paper program with several investment banks which provides $700 million in borrowing capacity. At December 31, 2001, thirty-seven different commercial paper borrowings totaling $351.1 million were outstanding, with an average cost of 4.93%. We also share with Washington Mutual two revolving credit facilities: a $600 million 364-day facility and a $600 million four-year facility, which provide back-up for our commercial paper programs. The borrowing capacity is limited to the total amount of the two revolving credit facilities, net of the amount of combined commercial paper outstanding. At December 31, 2001, there was $849 million available under these facilities. There were no direct borrowings under these facilities at any point during 2001 or 2000.

Senior notes outstanding totaled $2.67 billion at December 31, 2001, with an average cost of 6.64%. In April 2001, we filed a $2 billion shelf registration statement to provide additional access to the public debt markets and in May, 2001 we issued $1 billion in senior debt.

FCIB raises funds through both customer deposits and borrowings with the FHLB. At December 31, 2001, customer deposits totaled $236.0 million, with an average cost of 5.83%. At December 31, 2001 FHLB borrowings totaled $110.0 million, with an average cost of 5.18%.

Employee Relations

Our number of full-time equivalent employees at December 31, 2001 was approximately 2,650, a 10.2% decrease from December 31, 2000 due primarily to the closing of branches in December (see Item 1. Business - General). We believe that we have been successful in attracting and retaining quality employees and that our employee relations are good.

Risk Factors

In addition to the other information in this Annual Report on Form 10-K, the following factors should be considered carefully:

A decline of collateral value may adversely affect the credit quality of our portfolio

Approximately 55% of our consumer finance receivables outstanding were secured by real estate at December 31, 2001. Any material decline in real estate values reduces the ability of borrowers to use home equity to support borrowings and increases the loan-to-value ratios of loans previously made by us, thereby weakening collateral coverage and increasing the possibility of a loss in the event of a borrower default. Further, delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions. Any sustained period of such increased delinquencies, foreclosures and losses could adversely affect our results of operations and financial condition.

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

Changes in legislation or regulation could adversely affect our business operations

Our lending activities are subject to federal consumer protection laws such as the Amended Truth-in-Lending Act (including the Home Ownership and Equity Protection Act of 1994), the Fair Housing Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act and the Fair Debt Collection Practices Act and regulations promulgated thereunder. In December 2001, amendments to the Home Ownership and Equity Protection Act of 1994 ("HOEPA") were adopted. The amendments lower the rate and fee triggers defining when the additional disclosure requirements and term restrictions of HOEPA will apply. Effective October 1, 2002, more of our loans are expected to be subject to HOEPA and the disclosure requirements and substantive limitations. Also, amendments to Regulation C implementing the Home Mortgage Disclosure Act ("HMDA") have been adopted and further amendments proposed. Prior to the amendments, we were generally exempt from HMDA reporting. The amendments will require us to report certain mortgage loans and will require certain additional data that was not previously required, such as designation of HOEPA applicability to the mortgage loan. In addition, the Gramm-Leach-Bliley Act of 1999 ("GLBA"), and implementing regulations that created privacy protections for our loan customers requiring us to provide privacy notices and opportunities to opt out of information sharing with nonaffiliated third parties continue to be defined by regulations and administrative interpretations. We are also under the federal regulatory oversight of the Federal Trade Commission ("FTC") which, from time to time, promulgates rules which affect our operations.

Our operating subsidiaries are subject to state laws and regulatory oversight which laws and regulations: (i) impose licensing obligations on us, (ii)
establish eligibility criteria for mortgage loans, (iii) prohibit discrimination, (iv) provide for inspections and appraisals of properties, (v) require credit reports on loan applicants, (vi) regulate assessment, collection, foreclosure and claims handling, (vii) mandate certain disclosures and notices to borrowers and (viii) in some cases, fix maximum interest rates, fees, loan amounts, prepayment penalties and refinancing frequencies. Failure to comply with the state and federal requirements can lead to termination or suspension of our ability to make and collect loans, certain rights of rescission for mortgage loans, individual civil liability, class action lawsuits and administrative enforcement actions. Although consumer finance laws have been in effect for many years, amending and new legislation is frequently proposed. Currently there are approximately 130-140 subprime lending bills pending in various states, with notable legislation in South Carolina, California, Georgia, Colorado, Florida, Oklahoma and West Virginia. In general the bills are aimed at lending practices considered to be "predatory" as they have an adverse effect on borrowers with weakened credit histories and lower prepayment abilities. If passed, generally the bills would impose additional loan disclosure requirements, restrict prepayment penalties, prohibit frequent loan refinancings without benefit to the borrower and increase enforcement abilities and penalties for violations.

Due to self-imposed lending guidelines, we believe that the pending state bills would have minimum impact on our operations if passed. While the HOEPA amendments are expected to subject more loans to the regulation, it is not anticipated that this will have a material adverse impact on our business. In anticipation of the HMDA amendments, we have instituted an implementation plan to insure that we are in compliance with the regulations by the mandatory compliance date and the regulation is not expected to have a material adverse impact on the business. There can be no assurance that more restrictive laws, rules and regulations will not be proposed and adopted in the future, or that existing laws and regulations will not be interpreted in a more restrictive manner. Such occurrences could make compliance more difficult or expensive.

Additionally, our sale of credit life, credit accident and health, and credit casualty insurance to our customers is subject to state and federal statutes and regulations. Failure to comply with any of the foregoing state and federal requirements could lead to imposition of civil penalties, class action lawsuits and administrative enforcement actions on us. The pending legislation regarding subprime lending includes provisions further regulating the sale of insurance products. If adopted, this legislation could adversely affect our sale of insurance products.

We have been, and will continue to be, subject to regulatory enforcement actions and private causes of action from time to time with respect to our compliance with applicable laws and regulations. Our lending practices have in the past been, and currently are, under regulatory review by various state authorities. Additionally, the laws and regulations described above are subject to administrative and judicial interpretation. Where the law or regulation has been infrequently interpreted (or there are an insignificant number of interpretations of recently enacted regulations) ambiguity with respect to permitted conduct under these laws and regulations can result. Any ambiguity under the regulations to which we are subject may lead to regulatory investigations or enforcement actions and private causes of action, such as class action lawsuits, with respect to our compliance with the applicable laws and regulations.

We may be subject to litigation that could adversely affect our results of operations or financial condition

In the ordinary course of our business, we are subject to claims made against us by borrowers arising from, among other things, losses that are claimed to have been incurred as a result of alleged failures by us to comply with various laws and regulations applicable to our business. See Item 3 - "Legal Proceedings" for more details. We believe that liability with respect to any currently asserted claims or legal actions is not likely to be material to our consolidated results of operations or financial condition. However, any claims asserted in the future may result in legal expenses or liabilities that could have a material adverse effect on our results of operations and financial condition.

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

Competition could adversely affect our results of operations

Competition in the consumer finance business is high. The consumer lending market is highly fragmented and has been serviced by commercial banks, credit unions and savings institutions, as well as by other consumer finance companies. Many of these competitors have greater financial resources and may have significantly lower costs of funds than we do. Even after we have made a loan to a borrower, our competitors may seek to refinance the loan in order to offer additional loan amounts or reduce payments. In addition, if we expand into new geographic markets, we will face competition from lenders with established positions in these locations. There can be no assurance that we will be able to continue to compete successfully in these markets.

Item 2.  Properties

On May 25, 2001, the Company sold its headquarters building in Tampa, Florida for gross sale proceeds of $6.7 million. Concurrent with the sale of the building, we entered into a leaseback, whereby we leased our office facilities from the purchaser at a monthly base rent of $64,000, with annual increases approximating 3.5% per year. The lease term is 5 years, with an additional five-year option to renew. The gain on sale of the building totaled $1.0 million and is being amortized over the ten-year period representing the total lease term.

Our branch offices are leased typically for terms of three to five years with options to renew. Typical locations include shopping centers, office buildings and storefronts, and are generally of relatively small size sufficient to accommodate a staff of three to eight employees.

We lease 50,000 square feet of space in Pensacola, Florida, which is used for centralized underwriting, servicing and collections activities.

See "Notes to Consolidated Financial Statements - Note 13: Leases" for additional information on rental expense and lease commitments.

Item 3.  Legal Proceedings

Several of the Company's subsidiaries and their current and former employees are defendants in a number of suits pending in the state and federal courts of Mississippi. The lawsuits generally allege unfair lending and insurance related practices. Similar suits are pending against other financial services companies in Mississippi. In one of the pending cases, Carolyn Baker, et al. v. Washington Mutual Finance Group, LLC f/k/a City Finance Company, a jury awarded just over $71 million against one of the Company's subsidiaries, Washington Mutual Finance Group, LLC, a Delaware limited liability company ("WMF Group"). Pursuant to a motion filed by WMF Group, the trial court reduced the verdict to just over $53 million. WMF Group is in the process of appealing the verdict and has posted a bond to stay execution on the judgment pending the appellate court's ruling. The appeal will be based on numerous grounds, including the gross inequity between the alleged economic losses of only $12,000 and the actual jury award. Based upon information presently available, we believe that the total amounts that will ultimately be paid, if any, arising from these lawsuits and proceedings will not have a material adverse effect on our consolidated results of operations and financial position.

                                  PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

The Company is an indirect wholly-owned subsidiary of Washington Mutual and the Company's common stock is not traded on any national exchange or in any other established market.

Payment of dividends is within the discretion of the Company's Board of Directors. Provisions of certain of our debt agreements restrict the payment of dividends to a maximum prescribed portion of cumulative earnings and contributed capital and otherwise provide for the maintenance of minimum levels of equity and maximum leverage ratios. Dividends will be paid when capital exceeds the amount of debt to tangible capital (leverage ratio) deemed appropriate by management. This leverage ratio will be managed with the intention of maintaining the existing credit ratings on our outstanding obligations. We declared and paid dividends totaling $43.5 million during 2001 and $25.0 million during 2000.


Item 6.  Selected Financial Data

The selected financial data is included in Item 7 - Management's Discussion and Analysis. Please refer to Item 7, as the selected financial data should be read in conjunction with the accompanying consolidated financial statements and related notes in Item 8 and other financial information included in this Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This section contains forward-looking statements, which are not historical facts and pertain to our future operating results. These forward-looking statements are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or words of similar meaning, or future or conditional verbs, such as "will," "would," "should," "could," or "may" are generally intended to identify forward-looking statements. These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the results discussed in these forward-looking statements due to the following factors, among others: changes in business and economic conditions that negatively affect credit quality; competition; fluctuations in interest rates; changes in legislation or regulation; and litigation. These risk factors are discussed in further detail under the heading "Risk Factors" included in this Form 10-K.

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and related notes in Item 8 and other financial information included in this Form 10-K.

Critical Accounting Policies

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified two policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements. These policies relate to the methodology for the determination of our allowance for loan losses and the valuation of derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". These policies and judgments, estimates and assumptions are described in greater detail in subsequent sections of
Management's Discussion and Analysis and in the notes to the financial statements included herein. In particular, Note 2 to the Consolidated Financial Statements - "Summary of Significant Accounting Policies" describes generally our accounting policies. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our Consolidated Financial Statements to these critical accounting policies, changes in circumstances on which judgments, estimates and assumptions are based, could result in material differences in our results of operations or financial condition.

Selected Financial Data

The following selected financial data is taken from our consolidated financial statements. Per share information is not included because all of our stock is owned by Washington Mutual.

                                 As of, or For the Years Ended December 31,
                      ----------------------------------------------------------
                          2001        2000        1999        1998        1997
                      ----------  ----------  ----------  ----------  ----------
                                         (Dollars in thousands)

Net interest income   $  238,898  $  252,000  $  224,805  $  203,432  $  180,605

Noninterest income        28,538      30,421      29,501      27,147      26,555

Noninterest expense      171,181     156,002     135,594     142,992     131,129

Net income                61,125      78,889      72,992      52,887      46,287

Consumer finance
  receivables, net     3,729,324   3,623,763   2,961,449   2,493,903   2,254,389

Total assets           4,072,917   3,927,705   3,227,557   2,744,710   2,509,606

Total debt             3,128,322   3,036,899   2,353,963   1,987,990   1,830,404

Total equity             559,657     539,088     475,158     419,330     398,184


Overview

The Company had net income of $61.1 million in 2001, which represents a 23% decrease compared to the $78.9 million reported in 2000 and a 16% decrease compared to 1999's reported net income of $73.0 million. The primary reasons for our decline in net income were higher provisions for credit losses and increased operating expenses, as well as a decline in net interest margin.

The following are key highlights of our performance:

o Return on average assets ("ROA") was 1.53% compared to 2.17% in 2000 and 2.48% in 1999. This decrease in ROA was a result of the decrease in net income, as discussed above.

o Net consumer finance receivables remained relatively flat during 2001, increasing only 3.4%. These results reflect tightened underwriting standards in light of recent economic conditions. Our strategy continues to target portfolio growth; however, our loan underwriting and acquisition strategy will continue to take into account the state of the economy in the markets we currently serve or into which we anticipate expanding.

o Yields earned on consumer finance receivables declined from 15.89% in 2000 to 15.44% in 2001. This was due primarily to a shift in product mix towards lower yielding real estate secured loans and stricter underwriting of other installment loans, which resulted in lending larger amounts at lower allowable coupon rates.

o Net interest spread increased in 2001, as compared to 2000 due primarily to a lower average cost incurred on interest-bearing liabilities. However, net interest margin decreased due to the decline in earned yields on consumer finance receivables, as discussed above. Net interest spread represents the difference between the yield on the Company's interest-earning assets and the interest rate paid on its borrowings. Net interest margin represents the ratio of net interest income to average earning assets.

o Operating efficiency is defined as the ratio of noninterest expense, excluding the amortization of goodwill, to total revenue, which is comprised of net interest income before provision for credit losses and noninterest income. In 2001, our operating efficiency ratio increased to 40.1% from 38.9% in 2000. This deterioration is due to the lower interest margin, as well as increased noninterest expense. See discussion in "Consolidated Results of Operations - Noninterest Expense."

o Delinquencies (accounts contractually past-due greater than 60 days) as a percentage of net consumer finance receivables increased from 2.71% at December 31, 2000 to 3.51% at December 31, 2001. This deterioration of delinquencies is caused primarily by the following two factors: a portfolio purchased in 2000 has experienced higher than expected delinquency rates and the economic conditions in 2001 have negatively impacted collection efforts.

o Net credit losses totaled $126.5 million in 2001, as compared to $103.0 million in 2000 and $80.8 million in 1999. Net credit losses as a percentage of average consumer finance receivables (excluding unearned finance charges and deferred loan fees) were 3.3%, 3.0% and 2.9% in 2001, 2000 and 1999.

Segment Results

The Company is managed along two major segments: consumer finance and consumer banking. Following is an overview of the performance of each segment in 2001:

Consumer Finance

o Net income decreased 24.7% to $54.1 million in 2001, from $71.9 million in 2000. Net income totaled $66.5 million in 1999.

o Return on assets in 2001 was 1.52% as compared to 2.23% and 2.58% in 2000 and 1999.

o The consumer finance receivables portfolio growth during 2001 was $140.9 million, or 4.2%.

o Net interest margin decreased as a result of yield erosion on receivables caused by the shift in product mix toward real estate secured loans and larger balance unsecured loans.

o The efficiency ratio in 2001 was 40.2%, as compared to 38.6% and 36.8% in 2000 and 1999. Although net interest income increased due to growth in interest-earning assets, the decline in efficiency was a result of a lower interest margin coupled with higher noninterest expenses.

o Net credit losses increased to $125.4 million in 2001 from $101.8 million in 2000. Net credit losses as a percentage of average consumer finance receivables (excluding unearned finance charges and deferred loan fees), were 3.7% in 2001 as compared to 3.3% in 2000.

Consumer Banking

o Net income increased 0.5% to $6.98 million in 2001, from $6.95 million in 2000. Net income totaled $6.53 million in 1999.

o Return on assets in 2001 decreased to 1.64% from 1.65% and 1.78% in 2000 and 1999.

o The consumer banking receivables portfolio declined $13.9 million during 2001, or 3.58%.

o Net interest margin decreased as a result of slight yield erosion on receivables.

o Net credit losses were $1.1 million in 2001 compared to $1.2 million in 2000 and $680,000 in 1999. Net credit losses as a percentage of average consumer banking receivables (excluding unearned finance charges and deferred loan fees), were 0.3% in 2001 and 2000 and 0.2% in 1999.

Consolidated Results of Operations

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the year ended December 31, 2001 increased 7.65% to $386.7 million, compared to $359.2 million in 2000 and $325.4 million in 1999. Net interest margin for 2001 was 9.67%, compared to 9.88% in 2000 and 11.02% in 1999.

The increase in net interest income before provision for credit losses in 2001 reflects growth in average net consumer finance receivables to $3.79 billion, which was $331.9 million, or 9.6%, greater than the average balance for 2000. Partially offsetting this portfolio growth is a 45 basis point decrease in portfolio yield. This yield compression is a result of remixing the portfolio to a larger percentage of lower-yielding real estate secured loans and larger balance, lower yielding unsecured loans. In order to finance the growth in consumer finance receivables, average debt outstanding increased by $406.1 million, or 13.9%, to $3.33 billion for 2001. In May 2001, we issued $1 billion of senior notes, of which $500 million matures in May 2006 and carries a 6.25% coupon and $500 million which matures in May 2011 and carries a coupon of

6.875%. As a result of these new debt issuances, coupled with lower rates associated with our interest rate swap activities, the weighted average senior debt rate decreased from 7.08% in 2000 to 6.64% in 2001. In addition, the rates paid on commercial paper and FHLB borrowings were 170 and 126 basis points lower than in 2000. As a result of these factors, the overall cost of interest-bearing liabilities decreased 59 basis points over 2000. Due to the declining interest rates on short-term borrowings, we have shifted our strategy to meet our funding needs with commercial paper borrowings. Throughout 2002, we intend to utilize this less costly funding source.

The following table reflects the average outstanding balances and related effective yields and costs in 2001, 2000 and 1999, as described above:


(Dollars in thousands)                                     Year Ended December 31,
                                 ----------------------------------------------------------------------
                                          2001                     2000                   1999
                                 --------------------     --------------------    ---------------------
                                    Average                  Average                 Average
                                    Balance      Rate        Balance      Rate       Balance      Rate
Interest-earning assets:         ----------   -------     ----------    ------     ----------    -----
 Consumer finance receivables:
  Real estate secured
   loans                         $ 2,056,399    12.74%    $ 1,781,775    12.61%    $ 1,275,932   12.59%
  Other installment loans          1,399,994    20.82       1,366,146    21.41       1,217,663   22.19
  Retail installment contracts       330,644     9.37         307,172    10.37         280,458   11.89
 Total consumer                  -----------              -----------              -----------
  finance receivables              3,787,037    15.44       3,455,093    15.89       2,774,053   16.73

 Cash, cash equivalents and
  investment securities              212,310     5.95         182,376     6.74         179,294    6.04
                                 -----------              -----------              -----------
Total interest-earning assets    $ 3,999,347    14.93%    $ 3,637,469    15.43%    $ 2,953,347   16.08%
                                 ===========              ===========              ===========
Interest-bearing liabilities:
 Commercial  paper               $   411,271     4.93%    $   420,215     6.63%    $   323,475    5.72%
 Senior debt                       2,575,255     6.64       2,180,747     7.08       1,708,555    6.76
 FHLB advances                       127,442     5.18         142,860     6.44          90,055    5.32
 Customer deposits                   217,102     5.83         181,169     5.83         196,583    5.48
                                 -----------              -----------              -----------
Total interest-bearing
 liabilities                     $ 3,331,070     6.32%    $ 2,924,991     6.91%    $ 2,318,668    6.45%
                                 ===========              ===========              ===========
Net interest spread                              8.61%                    8.52%                   9.63%

Net interest margin                              9.67%                    9.88%                  11.02%



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


(Dollars in thousands)
                                     Year Ended December 31,                   Year Ended December 31,
                                          2001 vs. 2000                             2000 vs. 1999
                              -------------------------------------     -----------------------------------
                                    Increase/(Decrease) Due to                Increase/(Decrease) Due to
                              -------------------------------------     -----------------------------------
                                Volume       Rate      Total Change       Volume       Rate    Total Change
Interest income:               --------   ---------    ------------     ---------  ---------   ------------
  Consumer finance
    receivables                $ 51,236   $ (15,749)   $     35,487     $ 121,169  $ (36,296)  $     84,873
  Investment securities           1,781      (1,432)            349           183      1,275          1,458
                               --------   ---------    ------------     ---------  ---------   ------------
      Total interest income      53,017     (17,181)         35,836       121,352    (35,021)        86,331

Interest expense:
  Interest-bearing
    liabilities                  25,655     (17,297)          8,358        41,302     11,181         52,483
                               --------   ---------    ------------     ---------  ---------    -----------
      Net interest income      $ 27,362   $     116    $     27,478     $  80,050  $ (46,202)   $    33,848
                               ========   =========    ============     =========  =========    ===========


Provision for Credit Losses

The provision for credit losses during 2001 was $147.8 million, compared to $107.2 million in 2000 and $100.6 million in 1999. In 2001, the provision for credit losses was 3.90% of average consumer finance receivables (excluding unearned finance charges and deferred loan fees), compared to 3.10% for 2000 and 3.63% in 1999. See further discussion in "Allowance for Credit Losses."

Noninterest Income

Noninterest income decreased 6.2% in 2001 to $28.5 million, compared to $30.4 million in 2000 and $29.5 million in 1999. Noninterest income is comprised of revenue earned from the sale of various credit insurance and ancillary products to borrowers at the branch locations. These products include credit life insurance, accident and health insurance, credit property and casualty insurance, term life protector, group debtor life insurance, accidental death and dismemberment insurance, involuntary unemployment insurance and appliance warranty programs.

The decrease in 2001 in income from credit insurance products is primarily due to a decrease in the number of loans originated in 2001, as compared to 2000. Also contributing to the decline was the decision to discontinue the sale of insurance products in Mississippi as of June, and to discontinue the sale of single premium credit life and accident and health insurance on closed-end real estate loans in all other branch states as of July in response to growing concern that the products were not fully meeting the needs of the consumers. An alternative product intended to be more responsive to customer needs and desires has been developed and is being introduced on a graduated basis in almost every branch state. The product, monthly outstanding balance credit life insurance, provides for premiums to be billed monthly instead of financed at the beginning of the loan. The product has been introduced in five branch states in the first quarter of 2002 and is anticipated to be in each of our major branch states by the end of the second quarter of 2002.

Noninterest Expense

Noninterest expense increased by 9.7% or $15.2 million to $171.2 million in 2001, compared with 2000 and increased 26.2% or $35.6 million, as compared with 1999. The increase in 2001 is primarily a result of the following: higher advertising expenses associated with our direct mail marketing strategy; increased data processing and telecommunication charges associated with introducing a company-wide network in our branch locations; and increased corporate management charges paid to Washington Mutual.

The efficiency ratio increased to 40.1% in 2001 from 38.9% in 2000. This increase was due primarily to the following strategies: we invested in a company-wide network platform planned to increase productivity in the branches; we increased our direct mail marketing in order to reach new markets and/or lower risk consumers; and we intentionally slowed growth through tightening our underwriting standards to better manage risk in a slowing economy.

Provision for Federal and State Income Taxes

The provision for income taxes in 2001 was $35.1 million, which represents an effective rate of 36.50%. This compares to $47.5 million, or 37.60% in 2000 and $45.7 million, or 38.51% in 1999. We are actively managing our effective tax rate by monitoring and, where necessary, adjusting our organizational structure.

Financial Condition

Allowance for Credit Losses

Activity in the Company's allowance for credit losses is as follows:


                                                                 Year Ended December 31,
                                                     ---------------------------------------
(Dollars in thousands)                                   2001          2000            1999
                                                     ---------     ---------      ----------
Balance, January 1                                   $ 104,587     $ 100,308      $   80,493
Provision for credit losses                            147,823       107,243         100,590
Amounts charged off:
   Real estate secured loans                            (7,480)       (2,684)         (1,807)
   Other installment loans                            (124,380)     (104,365)        (82,438)
   Retail installment contracts                        (13,456)      (13,017)        (12,558)
                                                     ---------     ---------      ----------
                                                      (145,316)     (120,066)        (96,803)
Recoveries:
   Real estate secured loans                               310           241             398
   Other installment loans                              16,034        14,171          12,629
   Retail installment contracts                          2,434         2,690           3,001
                                                    ----------     ---------      ----------
                                                        18,778        17,102          16,028
                                                    ----------     ---------      ----------
Net charge offs                                       (126,538)     (102,964)        (80,775)

Allowances on notes purchased                              150          -                -
                                                    ----------     ---------      ----------
Balance, December 31                                $  126,022     $ 104,587      $  100,308
                                                    ==========     =========      ==========
Allowance for credit losses as a percentage
  of  December 31 consumer finance receivables
  (excluding unearned finance charges and
  deferred loan fees)                                     3.27%         2.81%           3.28%

Net charge offs as a percentage of average
  consumer finance receivables (excluding unearned
  finance charges and deferred loan fees)                 3.34%         2.98%           2.91%

Provision for credit losses as a percentage of
  average consumer finance receivables (excluding
  unearned finance charges and deferred loan fees)        3.90%         3.10%           3.63%


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

Management establishes the allowance for credit losses based on estimated losses inherent in the portfolio. There are several underlying factors in our portfolio that support our current level of allowance for credit losses. We analyze our reserves based on both trailing coverage and forward looking coverage. Trailing coverage represents the percentage of coverage we currently have in the allowance, based on the previous 12 months of losses. Forward looking coverage represents the percentage of coverage we have in the allowance, based on estimated losses inherent in the portfolio over the next 12 months. Our trailing coverage is slightly lower compared to the end of 2000 and our forward looking coverage has improved over the same period of time.

Loan to value ("LTV") represents dollars loaned as a percentage of the value of the collateral of our real estate secured loans. Lower LTV means lower risk. Our active management of the real estate secured portfolio has focused on reducing the LTV on new originations, which has resulted in a reduction of the LTV for the overall portfolio to an all time low in 2001.

Based on industry-defined economic status, we have identified states that are in or near recession, and have focused our unsecured lending efforts into non-recessionary states. As a result of our stricter underwriting standards, we have slowed the growth of unsecured loans and continued to remix toward a higher percentage of real estate secured loans. The increased proportion of secured loans in the portfolio, combined with the stronger collateral position, as well as improved unsecured guidelines, is expected to result in a relative decrease in credit losses as the portfolio begins to season in 2002 and beyond.

In light of the terrorist attacks on America on September 11, 2001, and as many economic experts had predicted, the entire nation fell into recession in 2001. Historically, our portfolios in recessionary states have performed consistently with the total portfolio, in some cases outperforming. Additionally, the economies for some of the markets in which we have a large presence continue to grow at a moderate pace, outperforming the rest of the country. In particular, the economies of Texas, Florida and California have maintained steady, albeit slower growth, although it remains to be seen how these economies will continue to fare. Although the recession appears to have been short-lived, its impact on our portfolio is not fully determinable at this time. As a result, close scrutiny of our portfolio performance is warranted, which, going forward, may require additional adjustments of the allowance for loan losses.

The following table sets forth, by loan type, the amount of receivables delinquent for 60 days or more, on a contractual basis, and the ratio of that amount to the gross consumer finance receivables outstanding in each category:


(Dollars in thousands)                                    December 31,
                               ------------------------------------------------------------
                                        2001                  2000                 1999
                               ------------------    ------------------    ----------------
Real estate secured loans      $  48,386     2.06%   $  31,634     1.40%   $  9,259    0.57%
Other installment loans           93,987     5.76       74,851     4.56      62,875    4.01
Retail installment contracts      10,734     2.79        9,335     2.46       9,137    2.79
                               ---------             ---------             --------
Total                          $ 153,107     3.51%   $ 115,820     2.71%   $ 81,271    2.31%
                               =========             =========             ========

The increase in delinquency, particularly in the real estate secured portfolio, is due primarily to higher than expected delinquency rates in a portfolio purchased in 2000, and thus is not indicative of the overall credit quality of the portfolio. Absent this purchased portfolio, the amount of receivables delinquent for 60 days or more, on a contractual basis, would have been $137.9 million, or 3.19% of gross consumer finance receivables.

At December 31, 2001 and 2000, the Company held foreclosed single-family dwellings with a carrying value of approximately $11.7 million and $8.9 million. These balances total 0.6% and 0.5% of the real estate secured loans outstanding as of December 31, 2001 and 2000.

Asset / Liability Management

Our long-range profitability depends not only on the success of the services offered to our customers and the credit quality of our portfolio, but also on the extent to which earnings are not negatively affected by changes in interest rates. Accordingly, our philosophy is to maintain an approximate match of the interest rate sensitivity between our interest-bearing assets and liabilities. Our consumer finance receivables are primarily fixed rate and have initial terms generally ranging from 12 to 240 months. However, loans are generally paid off or refinanced prior to their stated maturity. Therefore, our asset/liability management requires a high degree of analysis and estimation. We fund our interest-bearing assets through both internally generated equity and external debt financing.

Liquidity

We fund our operations through a variety of corporate borrowings. The primary source of these borrowings is corporate debt securities issued by the Company. At December 31, 2001, nine different fixed-rate senior debt issues totaling $2.65 billion were outstanding, with a weighted-average coupon of 6.90%. To meet our short-term funding needs, we issue commercial paper. The Company has a commercial paper program with several investment banks which provides $700 million in borrowing capacity. At December 31, 2001, thirty-seven different commercial paper borrowings totaling $351.1 million were outstanding, with a weighted-average cost of 3.05%.

FCIB raises funds through both customer deposits and borrowings with the FHLB. At December 31, 2001, the banking subsidiary's outstanding debt totaled $345.9 million, with a weighted-average cost of 4.71%.

We also share with Washington Mutual two revolving credit facilities: a $600 million 364-day facility and a $600 million four-year facility, which provide back up for our commercial paper programs. The borrowing capacity is limited to the total amount of the two revolving credit facilities, net of the amount of combined commercial paper outstanding. At December 31, 2001, there was $849 million available under these facilities. There were no direct borrowings under these facilities at any point during 2001 or 2000.

The following table shows selected sources (uses) of cash:


(Dollars in thousands)                          Year Ended December 31,
                                        ---------------------------------------
                                           2001           2000           1999
                                        ---------      ---------     ----------
Operations                              $ 199,145      $ 150,123     $  230,737
Net issuances and repayments of debt      138,464        681,585        367,500
Net originations and purchases
   of consumer finance receivables       (263,000)      (778,120)      (573,333)
Dividends paid                            (43,500)       (25,000)       (14,500)


Capital Management

We establish equity leverage targets based upon the ratio of debt (including customer deposits) to tangible equity. The debt to tangible equity ratio at December 31, 2001 of 6.50:1 is consistent with the ratio of 6.55:1 at December 31, 2000. The determination of our dividend payments and resulting capital leverage is managed in a manner consistent with our desire to maintain strong and improved credit ratings. In addition, provisions of certain of our debt agreements restrict the payment of dividends to a maximum prescribed proportion of cumulative earnings and contributed capital. At December 31, 2001, approximately $168.9 million was available under the debt agreement restriction for future dividends.

In addition, FCIB met all FDIC requirements to be categorized as well capitalized at December 31, 2001.

Recently Issued Accounting Standards Adopted

We adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and 138, and as interpreted by the FASB and the Derivatives Implementation Group through "Statement 133 Implementation Issues", as of January 1, 2001. We believe that we have properly identified all derivative instruments and any embedded derivative instruments that require bifurcation.

Amortization of goodwill and other intangible assets of $4.6 million remained unchanged for the year-ended December 31, 2001 compared to 2000. In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 eliminates the amortization of goodwill relating to past and future acquisitions and instead subjects goodwill to an impairment assessment. The provisions of SFAS No. 142 will apply to existing goodwill and other intangible assets effective January 1, 2002. The adoption of SFAS No. 142 will cease further amortization of goodwill and will have an impact of approximately $4.6 million ($2.9 million after tax) of goodwill amortization on an annual basis. The adoption of SFAS No. 141 will not have an impact on our historical financial statements.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated retirement costs. This Statement is effective January 1, 2003 and is not expected to have a material impact on our results of operations or financial condition of the Company.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, but retains the requirements relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from SFAS No. 121. This Statement became effective January 1, 2002 and is not expected to have a material impact on our results of operations or financial condition of the Company.

Transactions with Related Parties

Significant   transactions  with  Washington  Mutual  or  its  subsidiaries  are identified as follows:

o Certain administrative services, including human resources and cash management were provided, for which we paid management fees of $5.3 million in 2001, $2.4 million in 2000 and $1.7 million in 1999. These fees are allocated by Washington Mutual to its subsidiaries based on various business factors, including the number of employees and total assets, and include a reasonable market value adjustment.

o We made payments to Washington Mutual, which made payments on our behalf, pursuant to a tax allocation policy and in connection with the retirement and savings plans, totaling approximately $41.6 million in 2001and $3.6 million in 2000.

o Included in accounts payable and other liabilities are amounts due to Washington Mutual for operating expenses and tax remittances paid on our behalf. At December 31, 2001 and 2000, these amounts totaled $12.9 million and $11.5 million.

o On February 1, 2002, the Company sold, at book value, $46.3 million of single family residence loans and $3.4 million of foreclosed single-family dwellings to Ahmanson Obligation Company, a wholly owned subsidiary of Washington Mutual. The loans had been acquired in 2000 from Long Beach Mortgage Company ("Long Beach"), a wholly owned subsidiary of Washington Mutual. The loans were reported as consumer finance receivables and the foreclosed assets were included in other assets on the Consolidated Statements of Financial Condition.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Certain of the statements contained within this section that are not historical facts are forward-looking statements within the meaning of the Private
Securities Litigation Reform Act of 1995. These statements are intended to assist in the understanding of how our financial performance would be affected by the circumstances described in this section. However, such performance involves risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements. See "Cautionary Statements."

Market risk is defined as the sensitivity of income and capital to changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates or prices. The primary market risk to which we are exposed is interest rate risk. Our risk management policy provides for the use of certain derivatives and financial instruments in managing certain risks. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Increases or decreases in interest rates can cause change in net income, fluctuations in the fair value of assets and liabilities, and changes in noninterest income and noninterest expense. Our interest rate risk arises because assets and liabilities reprice, mature or prepay at different times or frequencies as market interest rates change. Our loan volume and mix also varies as interest rates change.

Management of Interest Rate Risk

Interest rate risk is managed within an overall asset/liability management framework. The principal objective of asset/liability management is to manage the sensitivity of net income to changing interest rates.

Managed risk includes the risk associated with changes in fair value of long term fixed rate debt. In accordance with our risk management policy, such risk is hedged by entering into pay floating interest rate exchange agreements. The instruments designated in these fair value hedges include interest rate swaps that qualify for the "short cut" method of accounting under SFAS No. 133. Under the "short cut" method, we assume no ineffectiveness in a hedging relationship. Since the terms of the interest rate swap qualify for the use of the "short cut" method, it is not necessary to measure effectiveness and there is no charge to earnings for changes in fair value. All changes in fair value are recorded as adjustments to the basis of the hedged borrowings based on changes in the fair value of the derivative instrument. When derivative instruments are terminated prior to their maturity, or the maturity of the hedged liability, any resulting gains or losses are included as part of the basis adjustment of the hedged item and amortized over the remaining term of the liability. At December 31, 2001, the unamortized deferred gain on terminated hedging transactions totaled $14.1 million. This amount is included in senior debt on the Consolidated Statement of Financial Condition.

At December 31, 2001, we had three outstanding interest rate swap agreements with a combined notional amount of $450.0 million and a total fair value of $10.1 million. This amount is reflected as an adjustment to senior debt on the Consolidated Statement of Financial Condition.

The table below indicates the sensitivity of net interest income and net income before taxes to interest rate movements. The comparative scenarios assume that interest rates rise or fall in even monthly increments over the next twelve months for a total increase of 200 or decrease of 100 basis points. The interest rate scenarios are used for analytical purposes and do not necessarily represent management's view of future market movements.

Our net interest income and net income before taxes sensitivity profiles as of year-end 2001 and 2000 are stated below:


                                                                          Gradual Change in Rates
                                                                     ----------------------------------
Net interest income change for the one-year period beginning:            -100bp            +200bp
                                                                     ---------------- -----------------
   January 1, 2002                                                         .20%            (.34)%
   January 1, 2001                                                         .81%           (2.44)%

Net income before taxes change for the one-year period beginning:        -100bp            +200bp
                                                                     ---------------- -----------------
   January 1, 2002                                                         .55%            (.92)%
   January 1, 2001                                                        2.12%           (6.40)%


Our net interest income and net income before taxes "at risk" position has improved significantly in 2001 over 2000. This improvement (reduced sensitivity to interest rate changes) was primarily caused by our management of interest expense through long term debt issues. Assumptions are made in modeling the sensitivity of net interest income and net income before taxes. The simulation model captures expected prepayment behavior under changing interest rate environments. Sensitivity of new loan volume to market interest rate levels is included as well.

Item 8.  Financial Statements and Supplementary Data

Independent Auditors' Report

To the Board of Directors and Stockholder of
  Washington Mutual Finance Corporation
   Tampa, Florida

We have audited the accompanying consolidated statements of financial condition of Washington Mutual Finance Corporation and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income and retained earnings, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial condition of Washington Mutual Finance Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




DELOITTE & TOUCHE LLP
Tampa, Florida
January 15, 2002

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Consolidated Statements of Financial Condition


(Dollars in thousands, except par value)                     December 31,
                                                     ---------------------------
                                                          2001            2000
ASSETS                                               -----------     -----------

Consumer finance receivables, net                    $ 3,729,324     $ 3,623,763
Investment securities available for sale                 124,214         185,288
Cash and cash equivalents                                104,898          14,602
Property, equipment and leasehold improvements, net       26,510          25,398
Goodwill, net                                             42,214          46,777
Other assets                                              45,757          31,877
                                                     -----------     -----------
    TOTAL ASSETS                                     $ 4,072,917     $ 3,927,705
                                                     ===========     ===========
LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities
Commercial paper borrowings                          $   351,141     $   683,654
Senior debt                                            2,667,181       2,196,445
Federal Home Loan Bank borrowings                        110,000         156,800
                                                     -----------     -----------
    Total debt                                         3,128,322       3,036,899
Customer deposits                                        235,971         189,793
Accounts payable and other liabilities                   148,967         161,925
                                                     -----------     -----------
    Total liabilities                                  3,513,260       3,388,617
                                                     -----------     -----------
Commitments and contingencies
  (Notes 12, 13 and 14)

Stockholder's equity
Common stock: $1.00 par value;
  10,000 shares authorized; 1,000
  shares issued and outstanding                                1               1
Paid-in capital                                           57,710          57,710
Retained earnings                                        499,149         481,524
Accumulated other comprehensive gain (loss)                2,797            (147)
                                                     -----------     -----------
      Total stockholder's equity                         559,657         539,088
                                                     -----------     -----------
    TOTAL LIABILITIES AND
      STOCKHOLDER'S EQUITY                           $ 4,072,917     $ 3,927,705
                                                     ===========     ===========


See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Consolidated  Statements  of  Operations,   Comprehensive  Income  and  Retained
Earnings

                                                            Year Ended December 31,
                                                  -----------------------------------------
(Dollars in thousands)                                2001             2000          1999
                                                  ----------      -----------    ----------
Interest income
 Loan interest and fee income                     $  584,539      $   549,052    $  464,179
 Investment securities income                         12,632           12,283        10,825
                                                  ----------      -----------    ----------
  Total interest income                              597,171          561,335       475,004

Interest and debt expense                            210,450          202,092       149,609
                                                  ----------      -----------    ----------
  Net interest income before
   provision for credit losses                       386,721          359,243       325,395

Provision for credit losses                          147,823          107,243       100,590
                                                  ----------      -----------    ----------
   Net interest income                               238,898          252,000       224,805
                                                  ----------      -----------    ----------
Noninterest income                                    28,538          30,421         29,501

Noninterest expense
 Personnel                                            95,047           92,818        78,259
 Occupancy                                            15,142           14,242        11,414
 Advertising                                           8,371            5,368         5,966
 Goodwill amortization                                 4,563            4,563         3,960
 Other                                                48,058           39,011        35,995
                                                  ----------      -----------    ----------
  Total noninterest expense                          171,181          156,002       135,594
                                                  ----------      -----------    ----------
Income before income taxes                            96,255          126,419       118,712

Provision for federal and state income taxes          35,130           47,530        45,720
                                                  ----------      -----------    ----------
Net income                                            61,125           78,889        72,992

Net unrealized holding gains (losses) on
   securities arising during period, net of tax        2,944            1,291        (2,664)
                                                  ----------      -----------    ----------
Comprehensive income                              $   64,069      $    80,180    $   70,328
                                                  ==========      ===========    ==========
Retained earnings
   Beginning of period                            $  481,524      $   427,635    $  369,143
   Net income                                         61,125           78,889        72,992
   Dividends paid                                    (43,500)         (25,000)      (14,500)
                                                  ----------      -----------    ----------
   End of period                                  $  499,149      $   481,524    $  427,635
                                                  ==========      ===========    ==========

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Consolidated Statements of Cash Flows

                                                                 Year Ended December 31,
                                                        ----------------------------------------
(Dollars in thousands)                                      2001           2000           1999
                                                        ----------     ----------     ----------
Operating activities
   Net income                                           $   61,125     $   78,889     $   72,992
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for credit losses                          147,823        107,243        100,590
      Depreciation and amortization                         18,474         19,405         12,577
      (Decrease) increase in accounts payable
        and other liabilities                              (14,397)       (47,221)        60,165
      Increase in other assets                             (13,880)        (8,193)       (15,587)
                                                        ----------     ----------     ----------
   Net cash provided by operating activities               199,145        150,123        230,737
                                                        ----------     ----------     ----------
Investing activities
   Investment securities purchased                         (10,846)       (89,136)       (46,460)
   Investment securities matured or sold                    76,949         34,872         64,131
   Increase in consumer finance receivables               (263,000)      (778,120)      (573,333)
   Net additions to property, equipment and leasehold
      improvements                                          (6,916)        (8,480)       (12,247)
                                                        ----------     ----------     ----------
   Net cash used in investing activities                  (203,813)      (840,864)      (567,909)
                                                        ----------     ----------     ----------
Financing activities
   Net (decrease) increase in commercial
    paper borrowings                                      (332,513)       441,484       (273,652)
   Proceeds from issuance of senior debt                   995,065        449,347        896,731
   Repayments of senior debt                              (550,000)      (250,000)      (300,000)
   Increase in senior debt from hedging activity            26,534           -               -
   Net (decrease) increase in Federal Home Loan Bank
     borrowings                                            (46,800)        40,895         42,005
   Net increase (decrease) in customer deposits             46,178           (141)         2,416
   Capital contributed by parent                               -            8,750            -
   Dividends paid                                          (43,500)       (25,000)       (14,500)
                                                        ----------     ----------     ----------
   Net cash provided by financing activities                94,964        665,335        353,000
                                                        ----------     ----------     ----------
Net increase (decrease) in cash and cash equivalents        90,296        (25,406)        15,828
                                                        ----------     ----------     ----------
Cash and cash equivalents
   Beginning of period                                      14,602         40,008         24,180
                                                        ----------     ----------     ----------
   End of period                                        $  104,898     $   14,602     $   40,008
                                                        ==========     ==========     ==========
Supplemental disclosures of cash flow information
   Interest paid                                        $  201,683     $  199,501     $  140,127
   Federal and state income taxes paid
      (net of refunds)                                  $   41,553     $   71,346     $   38,794

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Notes to Consolidated Financial Statements

Note 1  Ownership and Operations

Washington Mutual Finance Corporation ("WMF"), incorporated in Delaware in 1986, as Aristar, Inc., is a holding company headquartered in Tampa, Florida whose subsidiaries are engaged in the consumer financial services business. Washington Mutual Finance Corporation is an indirect, wholly-owned subsidiary of Washington Mutual, Inc. ("Washington Mutual"). When we refer to "we", "our", "us", or the "Company" in this Form 10-K, we mean Washington Mutual Finance Corporation and its subsidiaries, all of which are wholly-owned.

Our Company's operations consist principally of a network of 449 branch offices located in 24 states, primarily in the southeast, southwest and California ("consumer finance"). These offices operate under the name Washington Mutual Finance. Our branch offices are typically located in small- to medium-sized communities in suburban or rural areas and are managed by individuals who generally have considerable consumer lending experience. We make secured and unsecured consumer installment loans, and purchase installment contracts from local retail establishments. The consumer credit transactions are primarily for personal, family, or household purposes. From time to time, we purchase consumer loans from national mortgage banking operations, servicing released, that are secured by real estate.

We also provide consumer financial services through our industrial banking subsidiary, First Community Industrial Bank ("FCIB"), which has 10 branches in Colorado and Utah ("consumer banking"). In addition to making consumer loans and purchasing retail installment contracts, FCIB also accepts deposits insured by the Federal Deposit Insurance Corporation ("FDIC").

For consumer finance and consumer banking, combined, we have 459 physical locations doing business in 25 states. Additionally, we have a consumer banking credit collection office in Colorado Springs, Colorado, a consumer finance customer care center in Pensacola, Florida ("C3"), and a headquarters facility in Tampa, Florida to support the entire operation.

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

Income Recognition from Finance Operations. Unearned finance charges on all types of consumer finance receivables are recognized on an accrual basis, using the interest method. Accrual of interest generally is suspended when payments are more than three months contractually overdue. When the finance receivable is secured by real estate and is well-collateralized, we continue to accrue interest past this timeframe, until foreclosure proceedings are initiated, at which time all interest accrued but not collected is reversed. In those cases where the loan is not well-collateralized and collectibility is in doubt, accrual of interest is suspended prior to the initiation of foreclosure proceedings. Loan fees and directly related lending costs are deferred and amortized using the interest method over the contractual life of the related receivables.

Derivatives. On January 1, 2001, the Company adopted the provisions of SFAS No. 133,"Accounting for Derivative Instruments and Hedging Activities". Managed risk includes the risk associated with changes in fair value of long term fixed rate debt. In accordance with our risk management policy, such risk is hedged by entering into pay floating interest rate swap agreements. The instruments designated in these fair value hedges include interest rate swaps that qualify for the "short cut" method of accounting under SFAS No. 133. Under the "short cut" method, we assume no ineffectiveness in a hedging relationship. Since the terms of the interest rate swap qualify for the use of the "short cut" method, it is not necessary to measure effectiveness and there is no charge to earnings for changes in fair value. All changes in fair value are recorded as adjustments to the basis of the hedged borrowings based on changes in the fair value of the derivative instrument. When derivative instruments are terminated prior to their maturity, or the maturity of the hedged liability, any resulting gains or losses are included as part of the basis adjustment of the hedged item and amortized over the remaining term of the liability.

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

Losses on receivables are charged to the allowance for credit losses based upon the number of days delinquent, or when collectibility becomes doubtful and the underlying collateral, if any, is considered insufficient to liquidate the receivable balance. Non-real estate secured, delinquent receivables are generally charged off when they are 180 days contractually delinquent. We typically begin foreclosure procedures on real estate secured, delinquent receivables when they reach 60 to 90 days past due. When foreclosure is completed and we have obtained title to the property, we establish the real estate as an asset valued at fair value, and charge off any loan amount in excess of that value. Recoveries on previously written-off receivables are credited to the allowance.

Investment Securities. Debt and equity securities are classified as available for sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as a separate component of stockholder's equity and comprehensive income. Gains and losses on investment securities are recorded when realized on a specific identity basis.

Property, Equipment and Leasehold Improvements. Property, equipment and leasehold improvements are stated at cost, net of accumulated depreciation. Depreciation is provided for, principally, on the straight-line method over the estimated useful life, ranging from three to ten years, or, if less, the term of the lease. At December 31, 2001 and 2000, accumulated depreciation and amortization totaled $33.1 million and $31.0 million.

Goodwill. The excess of cost over the fair value of net assets of companies acquired is being amortized using the straight-line method, generally over periods of 6 to 25 years. The carrying value of goodwill is regularly reviewed for indicators of impairment in value, including unexpected or adverse changes in the following: 1) the economic or competitive environments in which we operate; 2) profitability analyses; and 3) cash flow analyses. If facts and circumstances suggest that goodwill is impaired, the Company assesses the fair value of the underlying business based on expected undiscounted net cash flows and reduces goodwill to the estimated fair value. At December 31, 2001 and 2000, accumulated amortization totaled $78.4 million and $73.8 million.

As of January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which eliminates the amortization of goodwill relating to past and future acquisitions. See further discussion under the heading "Recently Issued Accounting Standards".

Real Estate Owned. Real estate owned is valued at lower of cost or fair value less estimated costs to sell and is included in other assets. These values are periodically reviewed and reduced, if necessary. Costs of holding real estate, and related gains and losses on disposition, are credited or charged to noninterest expense as incurred.

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

The Company has recorded a net deferred tax asset of approximately $35.4 million at December 31, 2001. Realization of the asset is dependent on generating sufficient taxable income prior to expiration of loss carryforwards available to the Company. Although realization is not assured, management believes it is more likely than not that all of the remaining net deferred tax asset will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

Recently Issued Accounting Standards. In June 2001, SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 became effective January 1, 2002 and eliminates the amortization of goodwill relating to past and future acquisitions (except that goodwill related to business combinations initiated after June 30, 2001 and consummated before January 1, 2002 was not required to be amortized). Instead, goodwill is subject to an impairment assessment that must be performed upon adoption of SFAS No. 142 and at least annually thereafter.

The impairment assessment in connection with the initial adoption of SFAS No. 142 will not have a material impact on the results of operations or financial condition of the Company. For acquisitions initiated prior to July 1, 2001, pretax goodwill amortization of approximately $4.6 million will no longer be expensed.

In June, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated retirement costs. This Statement is effective January 1, 2003 and is not expected to have a material impact on our results of operations or financial condition of the Company.

In August, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", but retains the requirements relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from SFAS No. 121. This Statement became effective January 1, 2002 and is not expected to have a material impact on our results of operations or financial condition of the Company.

Note 3  Consumer Finance Receivables

Consumer finance receivables at December 31, 2001 and 2000 are summarized as follows:


(Dollars in thousands)                        2001               2000
                                         -----------        -----------
Consumer finance receivables:
  Real estate secured loans              $ 2,357,780        $ 2,256,044
  Other installment loans                  1,632,337          1,640,846
  Retail installment contracts               385,298            380,073
                                         -----------        -----------
    Gross consumer finance receivables     4,375,415          4,276,963
Less:    Unearned finance charges and
          deferred loan fees                (520,069)          (548,613)
         Allowance for credit losses        (126,022)          (104,587)
                                         -----------        -----------
Consumer finance receivables, net        $ 3,729,324        $ 3,623,763
                                         ===========        ===========

The amount of gross nonaccruing consumer finance receivables was approximately $113.9 million and $85.8 million at December 31, 2001 and 2000. The amount of interest that would have been accrued on these consumer finance receivables was approximately $15.4 million in 2001 and $11.5 million in 2000.

Activity in the Company's allowance for credit losses is as follows:


                                           Year Ended December 31,
                                  ---------------------------------------
(Dollars in thousands)                 2001          2000          1999
                                  ----------     ----------    ----------
Balance, January 1                $  104,587     $  100,308    $   80,493
Provision for credit losses          147,823        107,243       100,590
Amounts charged off:
   Real estate secured loans          (7,480)        (2,684)       (1,807)
   Other installment loans          (124,380)      (104,365)      (82,438)
   Retail installment contracts      (13,456)       (13,017)      (12,558)
                                  ----------     ----------    ----------
                                    (145,316)      (120,066)      (96,803)
Recoveries:
   Real estate secured loans             310            241           398
   Other installment loans            16,034         14,171        12,629
   Retail installment contracts        2,434          2,690         3,001
                                  ----------     ----------    ----------
                                      18,778         17,102        16,028
                                  ----------     ----------    ----------
Net charge offs                     (126,538)      (102,964)      (80,775)

Allowances on notes purchased            150           -              -
                                  ----------     ----------    ----------
Balance, December 31              $  126,022     $  104,587    $  100,308
                                  ==========     ==========    ==========


Contractual maturities, excluding unearned finance charges and deferred loan fees, at December 31, 2001 are as follows:

                                              Over 1 But
                                Within          Within        Over
(Dollars in thousands)          1 year         5 years      5 years          Total
                              ---------      -----------   -----------    -----------
Real estate secured loans     $ 149,048      $   389,758   $ 1,561,760    $ 2,100,566
Other installment loans          62,977        1,346,402         8,303      1,417,682
Retail installment contracts     31,394          300,826         4,878        337,098
                              ---------      -----------   -----------    -----------
                              $ 243,419      $ 2,036,986   $ 1,574,941    $ 3,855,346
                              =========      ===========   ===========    ===========



The weighted average contractual term of all consumer finance receivables written during the years ended December 31, 2001 and 2000 was 76 months and 74 months with the majority of loans providing for a fixed rate of interest over the contractual life of the loan. Experience has shown that a substantial portion of the consumer finance receivables will be refinanced to lower a rate or payment or to provide additional money to the customer, or repaid prior to contractual maturity. Therefore, the preceding information as to contractual maturities should not be regarded as a forecast of future cash collections.

Because we primarily lend to consumers, we did not have receivables from any industry group that comprised 10 percent or more of total consumer finance receivables at December 31, 2001. Geographic diversification of consumer finance receivables reduces the concentration of credit risk associated with a recession in any one region.

The largest concentrations of net consumer finance receivables, by state were as follows:


(Dollars in thousands)                December 31,
                 --------------------------------------------------
                           2001                         2000
                 ---------------------       ----------------------
                      Amount   Percent            Amount   Percent
                 -----------   -------       -----------   -------
California       $   474,181        12%      $   388,825        10%
Texas                422,184        11           363,407        10
Tennessee            345,587         9           339,852         9
Colorado             311,877         8           328,652         9
North Carolina       291,929         8           292,893         8
Florida              222,324         6           222,010         6
South Carolina       179,379         5           182,669         5
Virginia             157,217         4           161,247         4
Louisiana            145,127         4           146,147         4
Mississippi          127,565         3           128,653         3
Other              1,177,976        30         1,173,995        32
                 -----------   -------       -----------   -------
Total            $ 3,855,346       100%      $ 3,728,350       100%
                 ===========   =======       ===========   =======

Note 4  Investment Securities

At December 31, 2001 and 2000, all investment securities were classified as available-for-sale and reported at fair value. Investment securities as of December 31, 2001 and 2000 are as follows:


(Dollars in thousands)                       December 31, 2001
                          -----------------------------------------------------------
                                                     Gross Unrealized     Approximate
                           Original   Amortized    --------------------       Fair
                             Cost        Cost       Gains       Losses        Value
                          ---------   ---------    --------    --------   -----------
Government obligations    $  48,116   $  48,270    $  2,056    $     (1)  $    50,325
Corporate obligations        45,526      46,006       1,745         (40)       47,711
Certificates of deposit
 and other                   25,846      25,710         478         (10)       26,178
                          ---------   ---------    --------    --------   -----------
                          $ 119,488   $ 119,986    $  4,279    $    (51)  $   124,214
                          =========   =========    ========    ========   ===========


 (Dollars in thousands)                      December 31, 2000
                          -----------------------------------------------------------
                                                     Gross Unrealized     Approximate
                           Original   Amortized    --------------------       Fair
                             Cost        Cost       Gains       Losses       Value
                          ---------   ---------    --------    --------   -----------
Government obligations    $  80,403   $  80,570    $    804    $   (202)  $    81,172
Corporate obligations        69,673      70,047         123        (915)       69,255
Certificates of deposit
 and other                   35,040      34,866         113        (118)       34,861
                          ---------   ---------    --------    --------   -----------
                          $ 185,116   $ 185,483    $  1,040    $ (1,235)  $   185,288
                          =========   =========    ========    ========   ===========


There were no significant realized gains or losses during 2001, 2000 or 1999.

The following table presents the maturity of the investment securities at December 31, 2001:


(Dollars in thousands)                               Approximate
                                         Amortized       Fair
                                            Cost         Value
                                         ---------   -----------
Due in one year or less                  $  31,081   $    31,579
Due after one year through five years       81,079        84,483
Due after five years through ten years       3,891         4,063
Due after ten years                          3,935         4,089
                                         ---------   -----------
                                         $ 119,986   $   124,214
                                         =========   ===========


Note 5  Commercial Paper Borrowings

The Company has a commercial paper program with several investment banks which provides $700 million in borrowing capacity. Commercial paper borrowings at December 31, 2001 and 2000 totaled $351.1 million and $683.7 million. Interest expense in 2001, 2000 and 1999 related to commercial paper was $20.3 million, $27.7 million and $18.5 million.

We also share with Washington Mutual two revolving credit facilities: a $600 million 364-day facility and a $600 million four-year facility, which provide back-up for our commercial paper programs. The borrowing capacity is limited to the total amount of the two revolving credit facilities, net of the amount of combined commercial paper outstanding. There were no direct borrowings under these facilities at any point during 2001 or 2000.

These revolving credit agreements have restrictive covenants which include: a minimum consolidated net worth test; a limit on senior debt to the borrowing base (up to 10:1); subsidiary debt (excluding bank deposits and intercompany debt) not to exceed 30% of total debt; and a 60-day delinquency ratio not to exceed 6% of consumer finance receivables. As of December 31, 2001, we were in compliance with all restrictive covenants.

Additional information concerning total commercial paper borrowings is as follows:


                                              Year Ended December 31,
                                     -------------------------------------
(Dollars in thousands)                   2001         2000           1999
                                     ---------    ---------     ----------
Outstanding during the year
   Maximum amount at any month end   $ 703,912    $ 683,654      $ 428,552
   Average amount                      411,271      420,215        323,475
   Average interest rate                  4.93%        6.63%          5.72%


Average interest rates include the effect of commitment fees.

Note 6  Senior Debt

Senior debt at December 31, 2001 and 2000 was comprised of the following:


(Dollars in thousands)                   2001               2000
                                    -----------        -----------
Senior notes and debentures (unsecured)


   7.75%, due June 15, 2001         $      -           $   149,994
   7.25%, due June 15, 2001                -                99,983
   6.0%, due August 1, 2001                -               199,931
   6.75%, due August 15, 2001              -                99,988
   6.0%, due May 15, 2002               149,960            149,852
   6.30%, due October 1, 2002           149,927            149,830
   6.50%, due November 15, 2003         149,771            149,648
   5.85%, due January 27, 2004          199,875            199,814
   7.375%, due September 1, 2004        299,392            299,164
   8.25%, due June 15, 2005             473,734            449,421
   7.25%, due June 15, 2006             249,036            248,820
   6.25%, due June 15, 2006             498,275               -
   6.88%, due June 15, 2011             497,211               -
                                    -----------        -----------
     Total senior debt              $ 2,667,181        $ 2,196,445
                                    ===========        ===========

Aggregate maturities of senior debt at December 31, 2001 are as follows: $299.9 million in 2002; $149.8 million in 2003; $499.3 million in 2004; $473.7 million in 2005; $747.3 million in 2006; and $497.2 million in 2007 and thereafter.

Interest expense related to senior debt outstanding in 2001, 2000 and 1999 was $170.9 million, $154.5 million, and $115.5 million.

Increase in senior debt related to hedging activities in 2001 totaled $26.5 million. This was comprised of $10.1 million total fair value and $16.4 million deferred gain on terminated hedging transations. The associated amortization of the deferred gain was $2.3 million. See Note 9 "Hedging Activities".

Note 7  Federal Home Loan Bank Borrowings

Federal Home Loan Bank borrowings at December 31, 2001 and 2000 were comprised of the following:


(Dollars in thousands)                              2001           2000
Federal Home Loan Bank notes (secured)           ---------   -----------

   6.62%, due January 16, 2001                   $     -      $   62,400
   6.70%, due January 16, 2001                         -          10,500
   6.50%, due January 29, 2001                         -          10,000
   Variable rate, due March 29, 2001 (6.34% at
    December 31, 2000)                                 -          60,000
   Variable rate, due May 1, 2001 (6.56% at
    December 31, 2000)                                 -           3,900
   Variable rate, due March 20, 2003 (1.95% and
     6.55% at December 31, 2001 and 2000)            10,000       10,000
   4.95%, due April 2, 2003                          50,000         -
   4.88%, due May 23, 2003                           50,000         -
                                                 ----------   ----------
Total Federal Home Loan Bank notes               $  110,000   $  156,800
                                                 ==========   ==========


All of the $110.0 million in FHLB borrowings at December 31, 2001 mature in 2003.

Interest expense in 2001, 2000 and 1999 related to FHLB borrowings was $6.6 million, $9.2 million, and $4.8 million. FHLB borrowings are secured by residential mortgage loans with a carrying value at December 31, 2001 of $189.4 million.

Note 8  Customer Deposits

The book value of the Company's customer deposits as of December 31, 2001 and 2000 are as follows:


(Dollars in thousands)           2001               2000
                           -----------         ----------
Money market accounts      $    48,873         $   15,835
Savings accounts                 1,446              1,467
Certificates of deposit
  under $100,000               160,187            150,055
Certificates of deposit
  $100,000 and over             25,465             22,436
                           -----------         ----------
                           $   235,971         $  189,793
                           ===========         ==========

Maturities of time deposits are $140.3 million in 2002, $34.7 million in 2003, $6.3 million in 2004 and $4.3 million thereafter.

Interest expense in 2001, 2000 and 1999 related to customer deposits was $12.7 million, $10.6 million and $10.8 million.

Note 9  Hedging Activities

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. We did not enter into any agreements, which met the definition of a derivative instrument at any time during 2000. We adopted SFAS No. 133 effective January 1, 2001.

Our risk  management  policy  provides  for the use of certain  derivatives  and
financial   instruments  in  managing  certain  risks.  We  do  not  enter  into derivatives or other financial instruments for trading or speculative purposes.

Managed risk includes the risk associated with changes in fair value of long-term fixed rate debt. In accordance with our risk management policy, such risk is hedged by entering into pay floating interest rate exchange agreements. The instruments designated in these fair value hedges include interest rate swaps that qualify for the "short cut" method of accounting under SFAS No. 133. Under the "short cut" method, we assume no ineffectiveness in a hedging relationship. Since the terms of the interest rate swap qualify for the use of the "short cut" method, it is not necessary to measure effectiveness and there is no charge to earnings for changes in fair value. All changes in fair value are recorded as adjustments to the basis of the hedged borrowings based on changes in the fair value of the derivative instrument. When derivative instruments are terminated prior to their maturity, or the maturity of the hedged liability, any resulting gains or losses are included as part of the basis adjustment of the hedged item and amortized over the remaining term of the liability. At December 31, 2001, the unamortized deferred gain on terminated hedging transactions totaled $14.1 million. This amount is included in senior debt on the Consolidated Statement of Financial Condition.

At December 31, 2001, we had three outstanding interest rate swap agreements with a combined notional amount of $450.0 million and a total fair value of $10.1 million. This amount is reflected as an adjustment to senior debt on the Consolidated Statement of Financial Condition.

Note 10  Other Noninterest Expense

The components of other noninterest expense are as follows:

                                                      Year Ended December 31,
                                           ----------------------------------------
(Dollars in thousands)                         2001           2000            1999
                                           ---------      ---------       ---------
Data Processing and Telecommunication      $  16,446      $  13,752       $  12,200
Taxes, Licenses and Professional Fees         14,964         12,423          12,589
Postage and Office Supplies                    9,180         10,550           8,226
Other                                          7,468          2,286           2,980
                                           ---------      ---------       ---------
                                           $  48,058      $  39,011       $  35,995
                                           =========      =========       =========

Note 11  Income Taxes

The components of income tax expense (benefit) are as follows:

                                Year Ended December 31,
                      ----------------------------------------
(Dollars in thousands)    2001           2000            1999
                      ---------      ---------       ---------
Current
   Federal            $  41,116      $  41,425       $  35,896
   State                    564         (1,085)          8,032
Deferred                 (6,550)         7,190           1,792
                      ---------      ---------       ---------
                      $  35,130      $  47,530       $  45,720
                      =========      =========       =========


The  provisions  for  income  taxes  differ  from  the  amounts   determined  by
multiplying pre-tax income by the statutory federal income tax rate of 35% for 2001, 2000 and 1999. A reconciliation between these amounts is as follows:


                                                                Year Ended December 31,
                                      -------------------------------------------------------------------
(Dollars in thousands)                         2001                     2000                   1999
                                      -------------------     --------------------    -------------------
                                                    % of                     % of                   % of
                                                   Pretax                   Pretax                 Pretax
                                         Amount    Income         Amount    Income       Amount    Income
                                      ---------    ------      ---------    ------     --------    ------
Income taxes at statutory rates       $  33,689     35.00%     $  44,247     35.00%    $ 41,549     35.00%
Increase (reduction) in taxes
   resulting from:
    State income taxes, net of
     Federal benefit                      1,395      1.45          3,280      2.59        4,172      3.52
    Other                                    46       .05              3       .01           (1)     (.01)
                                      ---------    ------      ---------    ------     --------    ------
                                      $  35,130     36.50%     $  47,530     37.60%    $ 45,720     38.51%
                                      =========    ======      =========    ======     ========    ======

Deferred taxes result from temporary differences in the recognition of certain items for tax and financial reporting purposes. The significant components of the Company's net deferred tax asset (liability) were as follows:

                                                         December 31,
                                                 ---------      ---------
(Dollars in thousands)                               2001           2000
                                                 ---------      ---------
Deferred tax assets:
   Credit loss reserves                          $  37,160      $  29,249
   Unearned insurance commissions                    7,196          9,936
   Employee benefits accruals                        2,963          2,735
   State taxes                                       1,217          2,490
   Other                                               912          1,023
                                                 ---------      ---------
     Total deferred tax assets                      49,448         45,433
                                                 ---------      ---------
Deferred tax liabilities:
   Amortization of intangibles                     (10,498)       (12,352)
   Other                                            (1,390)           (48)
   Basis differences on premises and equipment      (1,193)          (959)
   Loan interest and fee income                       (936)        (1,755)
                                                 ---------      ---------
          Total deferred tax liabilities           (14,017)       (15,114)
                                                 ---------      ---------
Net deferred tax asset                           $  35,431      $  30,319
                                                 =========      =========


Note 12  Retirement and Savings Plans

Substantially  all of our employees  participate  in a  noncontributory  defined contribution pension plan maintained by Washington Mutual ("the Plan"). Accumulated plan benefits and annual pension cost are derived from an allocation formula based on our total participants and the Plan's total participants.

Pension cost for our participants for the years ended December 31, 2001, 2000, and 1999 was approximately $2.2 million, $1.0 million, and $1.1 million. The significant increase in 2001 was due to actuarial adjustments to funding of the pension plan. Due to the Company's participation in a multi-employer defined benefit plan, information as to separate Company participant assets and vested benefits is not presented.

Our employees also participate in an employee savings plan maintained by Washington Mutual, which allows employees to defer part of their pre-tax compensation until retirement. Company contributions equal 50% of the contributions made by employees up to 6% of salary plus annual discretionary amounts, if any, as determined by management. Our cost is based on the actual contribution related to our participating employees. Total expense was approximately $3.6 million, $3.4 million and $3.0 million for the years ended December 31, 2001, 2000 and 1999.

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

The net postretirement medical and life insurance expense (benefit) allocated to us for the years ended December 31, 2001, 2000 and 1999 was approximately $202,000, $193,000 and ($245,000).

Note 13  Leases

The Company leases office space, computers, office equipment and automobiles, generally for terms of five or fewer years.

Under operating leases that have initial or remaining noncancelable lease terms in excess of one year, approximate aggregate annual minimum rentals are $11.1 million in 2002; $7.5 million in 2003; $5.7 million in 2004; $3.4 million in 2005; and $1.4 million in 2006. Rent expense for the years ended December 31, 2001, 2000 and 1999 was $12.2 million, $12.1 million and $11.9 million.

On May 25, 2001, the Company sold its headquarters building in Tampa, Florida for gross sale proceeds of $6.7 million. Concurrent with the sale of the building, we entered into a leaseback, whereby we leased our office facilities from the purchaser at a monthly base rent of $64,000, with annual increases approximating 3.5% per year. The lease term is 5 years, with an additional five-year option to renew. The gain on sale of the building totaled $1.0 million and is being amortized over the ten-year period representing the total lease term.

Note 14  Contingencies

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

In one of the pending cases, Carolyn Baker, et al. v. Washington Mutual Finance Group, LLC f/k/a City Finance Company, a jury awarded just over $71 million against one of the Company's subsidiaries, Washington Mutual Finance Group, LLC, a Delaware limited liability company ("WMF Group"). Pursuant to a motion filed by WMF Group, the trial court reduced the verdict to just over $53 million. WMF Group is in the process of appealing the verdict and has posted a bond to stay execution on the judgment pending the appellate court's ruling. The appeal will be based on numerous grounds, including the gross inequity between the alleged economic losses of only $12,000 and the actual jury award. Based upon information presently available, we believe that the total amounts that will ultimately be paid, if any, arising from these lawsuits and proceedings will not have a material adverse effect on our consolidated results of operations and financial position.

Note 15  Transactions with Related Parties

Significant   transactions  with  Washington  Mutual  or  its  subsidiaries  are identified as follows:

o Certain administrative services, including human resources and cash management were provided, for which we paid management fees of $5.3 million in 2001, $2.4 million in 2000 and $1.7 million in 1999. These fees are allocated by Washington Mutual to its subsidiaries based on various business factors, including the number of employees and total assets, and include a reasonable market value adjustment.

o We made payments to Washington Mutual, which made payments on our behalf, pursuant to a tax allocation policy and in connection with the retirement and savings plans, totaling approximately $41.6 million and $3.6 million.

o Included in accounts payable and other liabilities are amounts due to Washington Mutual for operating expenses and tax remittances paid on our behalf. At December 31, 2001 and 2000, these amounts totaled $12.9 million and $11.5 million.

o On February 1, 2002, the Company sold, at book value, $46.3 million of single family residence loans and $3.4 million of foreclosed single-family dwellings to Ahmanson Obligation Company, a wholly owned subsidiary of Washington Mutual. The loans had been acquired in 2000 from Long Beach Mortgage Company ("Long Beach"), a wholly owned subsidiary of Washington Mutual.. The loans were reported as consumer finance receivables and the foreclosed assets were included in other assets on the Consolidated Statements of Financial Condition.

Note 16  Lines of Business

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

Operating revenues and expenses are directly assigned to business segments in determining their operating income. The financial results of each segment are derived from our general ledger systems. Certain adjustments have been made to recorded general ledger accounts to appropriately reflect results of operations and financial position transfers among segments. However, because our consumer banking line of business is managed and reported as a separate legal entity, the results reported are substantially the same as its results on a stand-alone basis.

The organizational structure of the institution and the allocation methodologies it employs result in business line financial results that are not necessarily comparable across companies. As such, our business line performance may not be directly comparable with similar information from other consumer finance companies.

Financial highlights by lines of business were as follows:

(Dollars in thousands)                                               Year Ended December 31,
                                ------------------------------------------------------------------------------------------------
                                              2001                            2000                             1999
                                ------------------------------   ------------------------------  -------------------------------
                                 Consumer  Consumer               Consumer  Consumer              Consumer   Consumer
                                  Finance   Banking     Total      Finance   Banking      Total    Finance    Banking      Total
                                --------- ---------  ---------   ---------  --------  ---------  ---------   --------  ---------
Condensed income statement:
Net interest income after
   provision for credit losses  $ 219,700  $ 19,198  $ 238,898   $ 232,469  $ 19,531  $ 252,000  $ 207,160   $ 17,645  $ 224,805
Noninterest income                 28,441        97     28,538      30,148       273     30,421     29,032        469     29,501
Noninterest expenses              163,196     7,985    171,181     147,450     8,552    156,002    128,049      7,545    135,594
                                ---------  --------  ---------   ---------  --------  ---------  ---------   --------  ---------
Income before income
   Taxes                           84,945    11,310     96,255    115,167     11,252    126,419    108,143     10,569    118,712
Income taxes                       30,803     4,327     35,130     43,227      4,303     47,530     41,678      4,042     45,720
                                ---------  --------  ---------   ---------  --------- ---------  ---------   --------  ---------
Net income                      $  54,142  $  6,983  $  61,125   $  71,940  $   6,949 $  78,889  $  66,465   $  6,527  $  72,992
                                =========  ========  =========   =========  ========= =========  =========   ========  =========


Other disclosures:
                                                      December 31,
                       -------------------------------------------------------------------------
                                       2001                                  2000
                       -----------------------------------    ----------------------------------
                          Consumer   Consumer                    Consumer  Consumer
                           Finance    Banking        Total        Finance   Banking        Total
                       ----------- ----------  -----------    ----------- ---------  -----------
Total assets           $ 3,651,843 $  421,074  $ 4,072,917    $ 3,500,185 $ 427,520  $ 3,927,705

Total equity           $   492,572 $   67,085  $   559,657    $   479,371 $  59,717  $   539,088


Note 17  Approximate Fair Values of Financial Instruments

A summary of the approximate fair values of our financial instruments, as compared to their carrying values, is set forth in the following table:


(Dollars in thousands)
                                           December 31, 2001           December 31, 2000
                                       -------------------------   ------------------------
                                        Carrying     Approximate    Carrying    Approximate
                                          Value      Fair Value       Value     Fair Value
                                       -----------   -----------   -----------  -----------
Consumer finance receivables           $ 3,855,346   $ 3,833,061   $ 3,728,350  $ 3,652,121
Investment securities                      124,214       124,214       185,288      185,288
Commercial paper borrowings                351,141       351,247       683,654      684,009
Senior Debt                              2,667,181     2,785,907     2,196,445    2,219,602
Federal Home Loan Bank borrowings          110,000       112,733       156,800      156,842
Customer deposits                          235,971       238,263       189,793      191,966


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

Note 18  Selected Quarterly Financial Data (Unaudited)

A summary of the quarterly results of operations for the years ended December 31, 2001 and 2000 is set forth below:


                                                         As of and for the Quarter Ended
                             -----------------------------------------------------------------------------------------------
                                       March 31,               June 30,             September 30,            December 31,
                             ----------------------- ----------------------- ----------------------- -----------------------
(Dollars in thousands)             2001        2000        2001        2000        2001        2000        2001        2000
                             ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Net interest income before
 provision for credit losses $    92,547 $    86,095 $    96,146 $    89,995 $    97,674 $    91,943 $   100,354 $    91,210
                             ----------- ----------- ----------- ----------- ----------- ----------- ----------- ----------
Provision for credit losses       31,584      24,477      32,458      25,363      35,921      26,149      47,860      31,254
Other operating income             7,557       7,872       7,578       7,406       6,165       7,482       7,238       7,661
Other operating expenses          44,392      37,155      41,486      36,408      41,240      37,617      39,500      40,259
Goodwill amortization
 expense                           1,141       1,141       1,140       1,140       1,141       1,141       1,141       1,141
                             ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Income before income taxes        22,987      31,194      28,640      34,490      25,537      34,518      19,091      26,217

Income tax provision               8,390      11,850      10,450      13,110       9,320      12,770       6,970       9,800
                             ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Net income                   $    14,597 $    19,344 $    18,190 $    21,380 $    16,217 $    21,748 $    12,121 $    16,417
                             =========== =========== =========== =========== =========== =========== =========== ===========
Consumer finance
 receivables, net            $ 3,640,912 $ 3,195,227 $ 3,670,153 $ 3,415,679 $ 3,711,562 $ 3,547,688 $ 3,729,324 $ 3,623,763
                             =========== =========== =========== =========== =========== =========== =========== ===========


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                                       PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  Index of Documents filed as a part of this Report:

        1.    Financial Statements

              Included in Part II of this Report:
                                                                            PAGE

              Report of Independent Certified Public Accountants..............27

              Washington Mutual Finance Corporation and Subsidiaries:
                Consolidated Statements of Financial Condition
                 at December 31, 2001 and 2000................................28
                Consolidated Statements of Operations, Comprehensive Income
                 and Retained Earnings for the Years Ended December 31, 2001,
                 2000 and 1999................................................29
                Consolidated Statements of Cash Flows
                 for the Years Ended December 31, 2001, 2000 and 1999.........30
                Notes to Consolidated Financial Statements....................31

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

                (c)  Indenture  dated  as of  November 15, 1997 between Aristar,
                     Inc. and First Union National Bank, as trustee. (iv)
                (d)  Indenture dated as of  June 23, 1999 between  Aristar, Inc.
                     and Harris Trust and  Savings Bank, as trustee.(iv)
                (e)  The  registrant  hereby  agrees  to  furnish the Securities and Exchange Commission upon request with copies of all instruments defining rights of holders of long-term debt of Washington Mutual Finance Corporation and its consolidated subsidiaries.
(10)     (a)    Income  Tax  Allocation  Agreement  between  Aristar,  Inc.  and
                Washington  Mutual,  as  successor  to  Great  Western Financial
                Corporation (as amended effective August 31, 1999). (v)
         (b)    364-Day  Credit  Agreement  by  and  among Washington Mutual and
                Washington Mutual   Finance  Corporation and The Chase Manhattan
                Bank, as Administrative Agent. (vi)
         (c)    Four-Year Credit Agreement  by and  among Washington  Mutual and
                Aristar,  Inc. and The Chase  Manhattan Bank, as  Administrative
                Agent. (v)
(12)     Statement Re: Computation of Ratios
(23)     Independent Auditors' Consent.


         (i) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987, Commission file number 1-3521.
         (ii) Incorporated by reference to Registrant's Quarterly R eport on Form 10-Q for the quarter ended June 30, 1995, Commission file number 1-3521.
         (iii) Incorporated  by reference to Registrant's Current Report on Form
               8-K dated October 6, 1997, Commission file number 1-3521.
         (iv)  Incorporated  by reference  to Registrant's  Report on Form 424B2 dated November 6, 1997, Commission file number 1-3521.
         (v)   Incorporated  by  reference  to Washington  Mutual, Inc.'s Annual
               Report on Form 10-K for the year ended December 31, 1999, Commission file number 1-14667.
         (vi) Incorporated by reference to Washington Mutual, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, Commission File No. 1-14667.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the period covered by this Report.

                                     Signatures

Pursuant to the requirements of the Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WASHINGTON MUTUAL FINANCE CORPORATION

                                   /s/   Craig J. Chapman
                                   ---------------------------------------------
                                   Craig J. Chapman
                                   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 27, 2002.



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

                                            /s/   Craig A. Stein
                                            ------------------------------------
                                            Craig A. Stein
                                            Vice President and Controller
                                            (Principal Accounting Officer)

/s/   Craig E. Tall                         /s/   Fay L. Chapman
-------------------------------------       -----------------------------------
Craig E. Tall                               Fay L. Chapman
Director                                    Director

                                            /s/   William A. Longbrake
                                            -----------------------------------
                                            William A. Longbrake
                                            Director