Form 10-Q
period 2002-03-31
WASHINGTON MUTUAL FINANCE CORP
filed 2002-05-14
CIK 7214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

As of April 30, 2002 there were 1,000 shares of Common Stock outstanding.

Registrant meets the conditions set forth in General  Instruction  (H)(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                     WASHINGTON MUTUAL FINANCE CORPORATION
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002


                               TABLE OF CONTENTS


                                                                            Page
                                     PART I                                 ----

Item 1.  Financial Statements .................................................3
         Consolidated Statements of Financial Condition -
            March 31, 2002 and December 31, 2001 ..............................3
         Consolidated Statements of Operations, Comprehensive Income and
            Retained Earnings - Three Months Ended March 31, 2002 and 2001 ....4
         Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 2002 and 2001 ........................5
         Notes to Consolidated Financial Statements ...........................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...............................................10
         Cautionary Statements ...............................................10
         Critical Accounting Policies ........................................10
         Overview ............................................................10
         Consolidated Results of Operations ..................................11
         Lines of Business ...................................................14
         Asset Quality .......................................................15
         Liquidity ...........................................................17
         Capital Management ..................................................17
         Interest Rate Risk ..................................................18


                                    PART II

Item 6.  Exhibits and Reports on Form 8-K ....................................19

Signatures ...................................................................20

Item 1.  Financial Statements

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Consolidated Statements of Financial Condition



(Dollars in thousands, except share information)        March 31,       December 31,
                                                             2002               2001
                                                    -------------       ------------
                                                       (Unaudited)
ASSETS

Consumer finance receivables, net                   $   3,671,835       $  3,729,324
Investment securities available for sale                  113,101            124,214
Cash and cash equivalents                                 100,926            104,898
Property, equipment and leasehold improvements, net        24,858             26,510
Goodwill                                                   42,214             42,214
Other assets                                               31,415             45,757
                                                    -------------       ------------
    TOTAL ASSETS                                    $   3,984,349       $  4,072,917
                                                    =============       ============


LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities
Commercial paper borrowings                         $     258,367       $    351,141
Senior debt                                             2,655,924          2,667,181
Federal Home Loan Bank borrowings                         100,000            110,000
                                                    -------------       ------------
    Total debt                                          3,014,291          3,128,322
Customer deposits                                         240,738            235,971
Accounts payable and other liabilities                    186,519            148,967
                                                    -------------       ------------
    Total liabilities                                   3,441,548          3,513,260
                                                    -------------       ------------
Stockholder's equity
Common stock: $1.00 par value;
    10,000 shares authorized; 1,000
    shares issued and outstanding                               1                  1
Paid-in capital                                            57,710             57,710
Retained earnings                                         482,785            499,149
Accumulated other comprehensive income                      2,305              2,797
                                                    -------------       ------------
    Total stockholder's equity                            542,801            559,657
                                                    -------------       ------------
    TOTAL LIABILITIES AND
    STOCKHOLDER'S EQUITY                            $   3,984,349       $  4,072,917
                                                    =============       ============

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Consolidated  Statements  of  Operations,  Comprehensive  Income  and   Retained
Earnings
(Unaudited)


                                                     For the Three Months
                                                       Ended March 31,
                                                 ---------------------------
(Dollars in thousands)                                 2002            2001
                                                 -----------     -----------
Interest income
  Loan interest and fee income                   $   142,552     $   145,326
  Investment securities income                         2,222           3,470
                                                 -----------     -----------
    Total interest income                            144,774         148,796

Interest and debt expense                             47,791          56,249
                                                 -----------     -----------
  Net interest income before
   provision for credit losses                        96,983          92,547

Provision for credit losses                           39,945          31,584
                                                 -----------     -----------
  Net interest income                                 57,038          60,963
                                                 -----------     -----------
Noninterest income                                     5,646           7,557

Noninterest expense
  Personnel                                           24,023          26,107
  Occupancy                                            3,814           3,809
  Advertising                                          2,917           1,712
  Goodwill amortization                                  -             1,141
  Other                                               10,454          12,764
                                                  ----------     -----------
    Total noninterest expense                         41,208          45,533
                                                  ----------     -----------
Income before income taxes                            21,476          22,987

Provision for federal and state income taxes           7,840           8,390
                                                  ----------     -----------
Net income                                            13,636          14,597

Net unrealized holding (losses) gains on
  securities arising during period, net of tax          (492)          2,054
                                                 -----------     -----------
Comprehensive income                             $    13,144     $    16,651
                                                 ===========     ===========
Retained earnings
  Beginning of period                            $   499,149     $   481,524
  Net income                                          13,636          14,597
  Dividends                                          (30,000)        (12,000)
                                                 -----------     -----------
  End of period                                  $   482,785     $   484,121
                                                 ===========     ===========


See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                                                For the Three Months
                                                                   Ended March 31,
                                                             -------------------------
(Dollars in thousands)                                             2002           2001
                                                             ----------     ----------
Operating activities
  Net income                                                 $   13,636     $   14,597
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for credit losses                                39,945         31,584
      Depreciation and amortization                               3,274          5,018
      Increase in accounts payable
        and other liabilities                                     7,808          2,998
      Decrease (increase) in other assets                        14,342         (2,582)
                                                             ----------     ----------
Net cash provided by operating activities                        79,005         51,615
                                                             ----------     ----------
Investing activities
  Investment securities purchased                                   (82)        (7,590)
  Investment securities matured or sold                          10,646         17,880
  Net decrease (increase) in consumer finance receivables        16,324        (51,099)
  Net increase in property, equipment and
    leasehold improvements                                         (943)        (4,066)
                                                             ----------     ----------
  Net cash provided by (used in) investing activities            25,945        (44,875)
                                                             ----------     ----------
Financing activities
  Net (decrease) increase in commercial paper borrowings        (92,774)         6,830
  Proceeds from early termination of hedging activity              -             6,600
  Decrease in senior debt fair value                            (10,915)          -
  Net decrease in Federal Home Loan Bank borrowings             (10,000)       (13,900)
  Net increase in customer deposits                               4,767         11,747
                                                             ----------     ----------
 Net cash (used in) provided by financing activities           (108,922)        11,277
                                                             ----------     ----------
Net (decrease) increase in cash and
  cash equivalents                                               (3,972)        18,017
                                                             ----------     ----------
Cash and cash equivalents
  Beginning of period                                           104,898         14,602
                                                             ----------     ----------
  End of period                                              $  100,926     $   32,619
                                                             ==========     ==========
Supplemental disclosures of cash flow information
  Interest paid                                              $   25,722     $   43,262
  Federal and state income tax payments
    (net of refunds)                                         $    1,223     $    3,425


See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1  Basis of Presentation

The accompanying consolidated financial statements of Washington Mutual Finance Corporation and subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year.

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

Note 2  Lines of Business

We are engaged primarily in the consumer financial services business and our operations consist principally of a network of 449 branch offices located in 24 states, primarily in the southeast, southwest and California ("consumer finance"). These offices operate under the name Washington Mutual Finance. Our branch offices are typically located in small- to medium-sized communities in suburban or rural areas and are managed by individuals who generally have considerable consumer lending experience. We make secured and unsecured consumer installment loans and purchase installment contracts from local retail establishments. The consumer credit transactions are primarily for personal, family or household purposes. From time to time, we purchase consumer loans from national mortgage banking operations, servicing released, that are secured by real estate.

We also provide consumer financial services through our industrial banking subsidiary, First Community Industrial Bank ("FCIB"), which has 10 branches in Colorado and Utah ("consumer banking"). In addition to making consumer loans and purchasing retail installment contracts, FCIB also accepts deposits insured by the Federal Deposit Insurance Corporation.

For consumer finance and consumer banking, combined, we have 459 physical locations doing business in 25 states. Additionally, we have a consumer banking credit collection office in Colorado Springs, Colorado, a consumer finance customer care center in Pensacola, Florida, and a headquarters facility in Tampa, Florida to support the entire operation.

Financial highlights by line of business were as follows:


(Dollars in thousands)                                      Three Months Ended March 31,
                                ----------------------------------------------------------------------
                                                  2002                                 2001
                                ---------------------------------    ---------------------------------
                                  Consumer   Consumer                  Consumer   Consumer
                                   Finance    Banking       Total       Finance    Banking       Total
Condensed income statement:
Interest income                 $  136,112  $   8,662  $  144,774    $  138,254  $  10,542  $  148,796
Interest and debt expense           43,825      3,966      47,791        50,589      5,660      56,249
Provision for credit losses         39,599        346      39,945        31,332        252      31,584
                                ----------  ---------  ----------    ----------  ---------  ----------
   Net interest income              52,688      4,350      57,038        56,333      4,630      60,963
Noninterest income                   5,612         34       5,646         7,543         14       7,557
Noninterest expense                 39,369      1,839      41,208        43,538      1,995      45,533
                                ----------  ---------  ----------    ----------  ---------  ----------
Income before income taxes          18,931      2,545      21,476        20,338      2,649      22,987
Provision for federal
   and state income taxes            6,867        973       7,840         7,377      1,013       8,390
                                ----------  ---------  ----------    ----------  ---------  ----------
Net income                      $   12,064  $   1,572  $   13,636    $   12,961  $   1,636  $   14,597
                                ==========  =========  ==========    ==========  =========  ==========


Other disclosures:

                                             March 31, 2002                   December 31, 2001
                                ---------------------------------    ---------------------------------
(Dollars in thousands)            Consumer   Consumer                  Consumer   Consumer
                                   Finance    Banking       Total       Finance    Banking       Total
Consumer finance receivables:   ----------  ---------  ----------    ----------  ---------  ----------
  Real estate secured loans     $1,988,199  $ 353,454  $2,341,653    $1,995,953  $ 361,827  $2,357,780
  Other installment loans        1,594,009      6,160   1,600,169     1,625,388      6,949   1,632,337
  Retail installment contracts     346,888      5,602     352,490       378,650      6,648     385,298
Gross consumer finance          ----------  ---------  ----------    ----------  ---------  ----------
  receivables                    3,929,096    365,216   4,294,312     3,999,991    375,424   4,375,415
Less:  Unearned finance charges
         and deferred loan fees   (494,841)        21    (494,820)     (520,091)        22    (520,069)
       Allowance for credit losses(124,485)    (3,172)   (127,657)     (122,850)    (3,172)   (126,022)
Consumer finance receivables,   ----------  ---------  ----------    ----------  ---------  ----------
  net                           $3,309,770  $ 362,065  $3,671,835    $3,357,050  $ 372,274  $3,729,324
                                ==========  =========  ==========    ==========  =========  ==========
Investment securities
   available for sale           $   82,375  $  30,726  $  113,101    $   90,442  $  33,772  $  124,214

Total assets                    $3,566,109  $ 418,240  $3,984,349    $3,651,843  $ 421,074  $4,072,917

Total equity                    $  474,313  $  68,488  $  542,801    $  492,572  $  67,085  $  559,657


Note 3  Hedging Activities

Our risk  management  policy  provides  for the use of certain  derivatives  and
financial   instruments  in  managing  certain  risks.  We  do  not  enter  into derivatives or other financial instruments for trading or speculative purposes.

Managed risk includes the risk associated with changes in fair value of long-term fixed rate debt. In accordance with our risk management policy, such risk is hedged by entering into pay floating interest rate exchange agreements. The instruments designated in these fair value hedges include interest rate swaps that qualify for the "short cut" method of accounting under Statement of Financial Accounting Standards ("SFAS") No. 133. Under the "short cut" method, we assume no ineffectiveness in a hedging relationship. Since the terms of the interest rate swap qualify for the use of the "short cut" method, it is not necessary to measure effectiveness and there is no charge to earnings for changes in fair value. All changes in fair value are recorded as adjustments to the basis of the hedged borrowings based on changes in the fair value of the derivative instrument. When derivative instruments are terminated prior to their maturity, or the maturity of the hedged liability, any resulting gains or losses are included as part of the basis adjustment of the hedged item and amortized over the remaining term of the liability. At March 31, 2002, the unamortized gain on terminated hedging transactions totaled $13.3 million. This amount is included in senior debt on the Consolidated Statement of Financial Condition.

At March 31, 2002, we had three outstanding interest rate swap agreements with a combined notional amount of $450.0 million and a total fair value of ($814,000).

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

Note 5  Recently Issued Accounting Standards

The results for the quarter ended March 31, 2002, include the effect of adopting SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets".

SFAS No. 141 provides that all business combinations initiated after June 30, 2001 shall be accounted for using the purchase method. In addition, it provides that the cost of an acquired entity must be allocated to the assets acquired, including identifiable intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. The excess cost over the fair value of the net assets acquired must be recognized as goodwill.

SFAS No. 142 provides that goodwill is no longer amortized and the value of an identifiable intangible asset must be amortized over its useful life, unless the asset is determined to have an indefinite useful life. Goodwill must be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is adopted, and at least annually thereafter. The adoption of SFAS No. 142 resulted in a $1.1 million pretax reduction in expenses.

Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net income would have been as follows:


                              Three Months Ended March 31,
                              ----------------------------
(Dollars in thousands)               2002           2001
                              -----------      -----------
Net Income:
   Reported net income        $    13,636      $    14,597
   Goodwill, net of tax               -                725
                              -----------      -----------
        Adjusted net income   $    13,636      $    15,322
                              ===========      ===========

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated retirement costs. This Statement is effective January 1, 2003 and is not expected to have a material impact on our results of operations or the financial condition of the Company.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", but retains the requirements relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from SFAS No. 121. This Statement became effective January 1, 2002 and does not have a material impact on our results of operations or the financial condition of the Company.

Note 6  Related Party Transaction

On February 1, 2002, the Company sold, at book value, $46.3 million of single family residence loans and $3.4 million of foreclosed single-family dwellings to Ahmanson Obligation Company, a wholly owned subsidiary of Washington Mutual. The loans had been acquired in 2000 from Long Beach Mortgage Company, a wholly owned subsidiary of Washington Mutual. The loans were reported as consumer finance receivables and the foreclosed assets were included in other assets on the Consolidated Statements of Financial Condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This section contains forward-looking statements, which are not historical facts and pertain to our future operating results. These forward-looking statements are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or words of similar meaning, or future or conditional verbs, such as "will," "would," "should," "could," or "may" are generally intended to identify forward-looking statements. These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the results discussed in these forward-looking statements due to the following factors, among others: changes in business and economic conditions that negatively affect credit quality; competition; fluctuations in interest rates; changes in legislation or regulation; and litigation. These "Risk Factors" are discussed in further detail in our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commision, which is incorporated herein by reference.

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this Form 10-Q.

Critical Accounting Policies

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified one policy that, due to the judgments, estimates and assumptions inherent in the policy, is critical to an understanding of our financial statements. This policy relates to the methodology for the determination of our allowance for loan losses. This policy and judgments, estimates and assumptions are described in greater detail in subsequent sections of Management's Discussion and Analysis and in the notes to the financial statements included in the Company's 2001 Annual Report on Form 10-K. In particular, Note 2 to the Consolidated Financial Statements - "Summary of Significant Accounting Policies"- describes generally our accounting policies. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our Consolidated Financial Statements to these critical accounting policies, changes in circumstances on which judgments, estimates and assumptions are based, could result in material differences in our results of operations or financial condition.

Overview

Net income for the first quarter of 2002 totaled $13.6 million. This was a 6.6% decline from the $14.6 million net income for the same period of 2001. Our return on average assets for the three-month period ended March 31, 2002 was 1.38%, compared to 1.49% in the same period of 2001. See further discussion in "Consolidated Results of Operations".

Consumer finance receivables (net of unearned finance charges and deferred loan fees) decreased $55.9 million or 5.8% (annualized). However, $46.3 million of this decrease was related to the sale of single family residence loans to Ahmanson Obligation Company. This transaction is discussed further in Note 6 to the Consolidated Financial Statements - "Related Party Transaction". The remaining $9.6 million decrease is reflective of our tightened underwriting standards in light of recent economic conditions. Our strategy continues to target portfolio growth; however, our loan underwriting and acquisition strategy will continue to take into account the state of the economy in the markets we currently serve or into which we anticipate expanding.

At March 31, 2002, real estate secured loans comprised approximately 55% of the total portfolio, as compared to 54% one year ago. The yields earned on consumer finance receivables declined from 15.53% in the three-month period ended March 31, 2001 to 14.90% in 2002. See "Consolidated Results of Operations."

Net charge-offs totaled $38.3 million for the three months ended March 31, 2002, as compared to $28.7 million during the same period in 2001. Charge-offs in the personal loan portfolio increased as a result of the seasoning of the portfolio that grew significantly in recent years, coupled with the deterioration of the economy. Charge-offs in the real estate loan portfolio increased primarily due to the significant growth of this portfolio over the last 3 years, coupled with the recent economic downturn. Annualized net charge-offs as a percentage of average consumer finance receivables (excluding unearned finance charges and deferred loan fees) were 4.07% in the three months ended March 31, 2002, as compared to 3.11% in the same period of 2001. See "Asset Quality".

Operating efficiency is defined as the ratio of noninterest expense (excluding the amortization of goodwill) to total revenue (which is comprised of net interest income before provision for credit losses and noninterest income). In the three-month period ended March 31, 2002, our operating efficiency ratio improved to 40.15% from 44.35% for the same period in 2001. This improvement is due to higher interest margin, coupled with reduced noninterest expenses. See "Consolidated Results of Operations."

Consolidated Results of Operations

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the three months ended March 31, 2002 increased 4.8% to $97.0 million, compared to $92.5 million in the same period of 2001. Net interest margin for the three-month period ended March 31, 2002 was 9.60%, compared to 9.37% during the same period in 2001.

The increase in net interest income before provision for credit losses during the three months ended March 31, 2002 reflects growth in average net consumer finance receivables to $3.83 billion, which was $82.0 million, or 2.2%, greater than the average balance during the same period in 2001. Partially offsetting this portfolio growth is a 63 basis point decrease in average portfolio yield. This yield compression is primarily a result of lower written rates on both our secured and unsecured loans. In addition, the secondary market in which we purchase second mortgages is highly sensitive to interest rate indices. Accordingly, the yield on our secured portfolio reflects the significant declines in rates that occurred throughout 2001. The written rates on our unsecured portfolio are typically lower on loans acquired through direct mail marketing channels, reflecting the fact that these loans tend to have higher balances with stronger creditworthiness. As a result of our increased emphasis on this channel over the last year, the overall yield on the unsecured portfolio has declined. Due to laws in some states, as loan size increases, the maximum interest rate allowed by law decreases.

As a result of the higher average receivables balance, average debt outstanding increased $52.5 million, or 1.6%, to $3.29 billion during the quarter ended
March 31, 2002, as compared to the same period in the prior year. Although average debt outstanding increased for the three-month period ended March 31, 2002, the associated interest expense decreased. The decreased interest expense was a result of lower interest rates, as well as improved debt management, with focus on lower cost of borrowings. As a result of the activity in our funding book, the overall cost of debt decreased 114 basis points for the three-month period ended March 31, 2002, as compared to the same period in 2001.

The following chart reflects the average balances and related effective yields during the three- month period ended March 31, 2002 and 2001, as described above:


(Dollars in thousands)                                      Three Months Ended March 31,
                                                ---------------------------------------------
                                                           2002                     2001
                                                --------------------      -------------------
                                                   Average                   Average
                                                   Balance      Rate         Balance     Rate
Interest-earning assets:                        ----------   -------      ----------   ------
   Consumer finance receivables:
      Real estate secured loans                 $2,097,035     11.94%     $2,018,717    12.75%
      Other installment loans                    1,405,644     20.58       1,390,195    21.17
      Retail installment contracts                 323,429      9.48         335,226     8.81
                                                ----------                ----------
        Total consumer finance receivables       3,826,108     14.90       3,744,138    15.53

   Cash, cash equivalents and
    investment securities                          215,870      4.12         207,556     6.69
                                                ----------                ----------
Total interest-earning assets                   $4,041,978     14.33%     $3,951,694    15.06%
                                                ==========                ==========
Interest-bearing liabilities:
   Senior debt                                  $2,664,472      6.32%     $2,199,323     7.19%
   Commercial paper                                288,876      2.47         693,646     6.54
   Customer deposits                               238,160      4.49         196,854     6.29
   FHLB advances                                   103,200      4.75         152,350     5.99
                                                ----------                ----------
Total interest-bearing liabilities              $3,294,708      5.80%     $3,242,173     6.94%
                                                ==========                ==========
Net interest spread                                             8.53%                    8.12%

Net interest margin                                             9.60%                    9.37%


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


(Dollars in thousands)             Three Months Ended March 31,
                                         2002 vs. 2001
                             ------------------------------------
                                   Increase/(Decrease) Due to
                             ------------------------------------
                               Volume         Rate   Total Change
Interest income:             --------   ----------   ------------
  Consumer finance
    receivables              $  3,054   $   (5,828)  $     (2,774)
  Investment securities            86       (1,334)        (1,248)
                             --------   ----------   ------------
      Total interest income     3,140       (7,162)        (4,022)

Interest expense:
  Interest-bearing
    liabilities                   762       (9,220)        (8,458)
                             --------   ----------   ------------
      Net interest income    $  2,378   $    2,058   $      4,436
                             ========   ==========   ============


Provision for Credit Losses

The provision for credit losses for the first quarter of 2002 was $39.9 million compared to $31.6 million in the first quarter of 2001. In 2002, the provision for credit losses was 4.24% of average consumer finance receivables (excluding unearned finance charges and deferred loan fees), as compared to 3.37% during the same period of 2001. See further discussion in "Allowance for Credit Losses."

Noninterest Income

Noninterest income decreased 25.3% to $5.6 million for the three-month period ended March 31, 2002, compared to $7.6 million during the same period of 2001. Noninterest income is comprised of revenue earned from the sale of various credit insurance and ancillary products to borrowers at the branch locations. These products include credit life insurance, accident and health insurance, credit property and casualty insurance, term life protector, group debtor life insurance, accidental death and dismemberment insurance, involuntary unemployment insurance and appliance warranty programs.

The decrease in 2002 in income from credit insurance products is primarily due to the decision to discontinue the sale of insurance products in Mississippi as of June 2001, and to discontinue the sale of single premium credit life and accident and health insurance on closed-end real estate loans in all other branch states as of July 2001, in response to growing concern that the products were not fully meeting the needs of consumers. An alternative product, intended to be more responsive to customer needs and desires, has been developed and is being introduced on a graduated basis in almost every branch state. The product, monthly outstanding balance credit life insurance, provides for premiums to be billed monthly instead of financed at the beginning of the loan. The product has been introduced in five branch states in the first quarter of 2002 and is anticipated to be in each of our major branch states by the end of the second quarter of 2002. Also contributing to the decline in income from credit insurance products is a decrease in the number of loans originated during the three months ended March 31, 2002, as compared to the same period in 2001.

Noninterest Expense

Noninterest expense for the quarter ended March 31, 2002 decreased 9.5% to $41.2 million, as compared to $45.5 million for the same period in the prior year. The decrease in noninterest expense is attributed to continued cost-containment efforts,  begun  in  the  second  half  of  2001.  There  were  several  factors contributing to the expense improvements over prior year. Personnel expense decreased $2.1 million, due primarily to the consolidation of branches in December 2001. In 2001, data processing and telecommunication charges associated with introducing a company-wide network in our branch locations, caused our other operating expenses to be unusually high. Due to the near-completion of the network, coupled with recent cost-containment efforts, data processing and telecommunication charges for the first quarter of 2002 are approximately $1.0 million below the same period for 2001. These were somewhat offset by higher advertising expenses associated with our direct mail marketing strategy, $1.2 million.

Provision for Income Taxes

The provision for income taxes during the three-month period ended March 31, 2002 was $7.8 million, which represents an effective tax rate of 36.5%. This compares to $8.4 million in the same period of 2001, with the same effective tax rate of 36.5%. We are actively managing our effective tax rate by monitoring and, where necessary, adjusting our organizational structure.

Lines of Business

We are managed along two major lines of business: consumer finance and consumer banking. Following is an overview of the performance of each line of business in the quarter ended March 31, 2002:

Consumer Finance

* Net income decreased 6.9% to $12.1 million for the quarter ended March 31, 2002 from $13.0 million in the same period of 2001.

* The consumer finance receivables portfolio (net of unearned finance charges and deferred loan fees) decreased $45.6 million or 1.3% during the quarter ended March 31, 2002.

*    Net interest margin increased as a result of lower cost of funds due to the
     adjustable-rate   nature  of  much  of  the  Consumer  Banking  receivables
     portfolio.

Consumer Banking

* Net income decreased 3.9% to $1.57 million for the three-month period ended March 31, 2002, from $1.64 million during the same period of 2001.

* The consumer banking receivables portfolio decreased $10.2 million or 2.7% during the quarter ended March 31, 2002.

* Net interest margin decreased as a result of a decline in earned yields. See discussion in "Consolidated Results of Operations."

Asset Quality

Consumer Finance Receivables

Consumer finance receivables consisted of the following:



                                                March 31,      December 31,
(Dollars in thousands)                               2002              2001
                                              -----------      ------------
Consumer finance receivables:
  Real estate secured loans                   $ 2,341,653      $  2,357,780
  Other installment loans                       1,600,169         1,632,337
  Retail installment contracts                    352,490           385,298
                                              -----------      ------------
  Gross consumer finance receivables            4,294,312         4,375,415

Less:   Unearned finance charges and
          deferred loan fees                     (494,820)         (520,069)
        Allowance for credit losses              (127,657)         (126,022)
                                              -----------      ------------
Consumer finance receivables, net             $ 3,671,835      $  3,729,324
                                              ===========      ============


Allowance for Credit Losses

Activity in the allowance for credit losses was as follows:


                                              Three Months Ended  March 31,
                                              -----------------------------
(Dollars in thousands)                               2002           2001
                                              -----------      ------------
Balance, beginning of period                  $   126,022      $    104,587
Provision for credit losses                        39,945            31,584
Amounts charged-off:
   Real estate secured loans                       (2,392)           (1,221)
   Other installment loans                        (36,905)          (29,146)
   Retail installment contracts                    (3,886)           (3,381)
                                              -----------      ------------
                                                  (43,183)          (33,748)
Recoveries:
   Real estate secured loans                           75                76
   Other installment loans                          4,103             4,255
   Retail installment contracts                       696               688
                                              -----------      ------------
                                                    4,874             5,019
                                              -----------      ------------
Net charge-offs                                   (38,309)          (28,729)
                                              -----------      ------------
Balance, end of period                         $  127,658      $    107,442
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

Management establishes the allowance for credit losses based on estimated losses inherent in the portfolio. There are several underlying factors in our portfolio that support our current level of allowance for credit losses. We analyze our reserves based on both trailing coverage and forward looking coverage. Trailing coverage represents the percentage of coverage we currently have in the allowance, based on the previous 12 months of losses. Forward looking coverage represents the percentage of coverage we have in the allowance, based on estimated losses inherent in the portfolio over the next 12 months. Our trailing coverage is slightly lower compared to the end of the first quarter of 2001, and our forward looking coverage has improved when comparing the same period of time.

Loan to value ("LTV") represents dollars loaned as a percentage of the value of the collateral of our real estate secured loans. Lower LTV means lower risk. Our active management of the real estate secured portfolio has focused on reducing the LTV on new originations, which has resulted in a reduction of the LTV for the overall portfolio.

Based on industry-defined economic status, we have identified states that are in or near recession, and have focused our unsecured lending efforts into non-recessionary states. As a result of our stricter underwriting standards, we have slowed the growth of unsecured loans and continued to remix toward a higher percentage of real estate secured loans. The increased proportion of secured loans in the portfolio, coupled with the stronger collateral position, as well as improved unsecured guidelines, is expected to result in a relative decrease in credit losses as the portfolio continues to season in 2002 and beyond.

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

Our allowance for credit losses as of March 31, 2002 was $127.7 million, an increase of $1.6 million, or 1.3% as compared to December 31, 2001. Based on our historical data (as stated above) and strengthened underwriting criteria, management considers the allowance for credit losses adequate to cover losses inherent in the portfolio at March 31, 2002. No assurance can be given that we will not, in any particular period, sustain credit losses that are sizable in relation to the amount reserved, or that subsequent evaluation of the portfolio, in light of the factors then prevailing, including economic conditions and our ongoing examination process and that of our regulators, will not require significant increases in the allowance for credit losses.

The following table sets forth, by loan type, the amount of receivables delinquent for 60 days or more, on a contractual basis, and the ratio of that amount to gross consumer finance receivables outstanding in each category:


(Dollars in thousands)            March 31, 2002        December 31, 2001
                                -----------------      -------------------
Real estate secured loans       $  38,048    1.63%     $  48,386      2.06%
Other installment loans            99,275    6.20         93,987      5.76
Retail installment contracts       11,108    3.15         10,734      2.79
                                ---------   -----      ---------    ------
                                $ 148,431    3.46%     $ 153,107      3.51%

                                =========   =====      =========    ======


Liquidity

We fund our operations through a variety of corporate borrowings. The primary source of these borrowings is corporate debt securities issued by the Company. At March 31, 2002, nine different fixed-rate senior debt issues totaling $2.64 billion were outstanding, with a weighted-average coupon rate of 6.90%. To meet our short-term funding needs, we typically issue commercial paper. We have a commercial paper program with several investment banks which provides $700 million in borrowing capacity. At March 31, 2002, twenty-five different commercial paper borrowings totaling $258.4 million were outstanding, with a weighted-average cost of 2.15%.

FCIB raises funds through customer deposits and borrowings with the Federal Home Loan Bank. At March 31, 2002, the banking subsidiary's outstanding debt totaled $340.7 million, with a weighted-average cost of 4.54%.

We also share, with Washington Mutual, two revolving credit facilities: a $600 million 364-day facility and a $600 million four-year facility, which provide back-up for our commercial paper programs. The borrowing capacity is limited to the total amount of the two revolving credit facilities, net of the amount of combined commercial paper outstanding. At March 31, 2002, there was $791.6 million available under these facilities. There were no direct borrowings under these facilities at any point during 2002 or 2001.

Capital Management

We establish equity leverage targets based upon the ratio of debt (including customer deposits) to tangible equity. The debt to tangible equity ratio at March 31, 2002 of 6.50:1 remained unchanged from December 31, 2001. The determination of our dividend payments and resulting capital leverage is managed in a manner consistent with our desire to maintain strong and improved credit ratings. In addition, provisions of certain of our debt agreements restrict the payment of dividends to a maximum prescribed proportion of cumulative earnings and contributed capital. At March 31, 2002, approximately $147.8 million was available under the debt agreement restriction for future dividends. We declared dividends in the amount of $30.0 million during the three-month period ended March 31, 2002, to be paid in April.

Interest Rate Risk

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

Our net interest income and net income before taxes sensitivity profiles as of March 31, 2002 and December 31, 2001 is stated below:


                                                                        Gradual Change in Rates
                                                                        -----------------------
Net interest income change for the one year period beginning:             -100bp         +200bp
                                                                        -----------------------
   April 1, 2002                                                            .49%          (.66)%
   January 1, 2002                                                          .20%          (.34)%

Net income before taxes change for the one year period beginning:         -100bp         +200bp
                                                                        -----------------------
   April 1, 2002                                                           1.30%         (1.78)%
   January 1, 2002                                                          .55%          (.92)%


Our net interest income and net income before taxes "at risk" position has not changed significantly since December 31, 2001, although it does reflect slightly higher sensitivity to interest rate movement. In general, changes in rates do not have a significant impact on our income, as our customers are less rate sensitive and the majority of our borrowings are fixed rate. Assumptions are made in modeling the sensitivity of net interest income and net income before taxes. The simulation model captures expected prepayment behavior under changing interest rate environments. Sensitivity of new loan volume to market interest rate levels is included as well.

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

SIGNATURES



Pursuant to the requirements of Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2002.

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