Form 10-Q
period 2002-06-30
WASHINGTON MUTUAL FINANCE CORP
filed 2002-08-13
CIK 7214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

As of July 31, 2002 there were 1,000 shares of Common Stock outstanding.

Registrant meets the conditions set forth in General  Instruction  (H)(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

             WASHINGTON MUTUAL FINANCE CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2002


                               TABLE OF CONTENTS

                                                                            Page
                                     PART I                                 ----

Item 1.  Financial Statements .................................................3
   Consolidated Statements of Financial Condition -
         June 30, 2002 (Unaudited) and December 31, 2001 ......................3
   Consolidated Statements of Operations, Comprehensive Income and Retained
         Earnings - Three and Six Months Ended June 30, 2002 and 2001
         (Unaudited) ..........................................................4
   Consolidated Statements of Cash Flows -
         Three and Six Months Ended June 30, 2002 and 2001 (Unaudited).........5
   Notes to Consolidated Financial Statements .................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations ....................................................12
    Cautionary Statements ....................................................12
    Critical Accounting Policies .............................................12
    Overview .................................................................12
    Consolidated Results of Operations .......................................13
    Lines of Business ........................................................16
    Asset Quality ............................................................17
    Liquidity ................................................................19
    Subsequent Event .........................................................19
    Capital Management .......................................................20
    Interest Rate Risk .......................................................20


                                    PART II

Item 6.  Exhibits and Reports on Form 8-K ....................................21

Signature ....................................................................22

Item 1.         Financial Statements

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Consolidated Statements of Financial Condition

(Dollars in thousands, except share information)      June 30,      December 31,
                                                          2002              2001
                                                   -----------      ------------
                                                   (Unaudited)
ASSETS

Consumer finance receivables, net                  $ 3,805,323      $  3,729,324
Investment securities available for sale               109,154           124,214
Cash and cash equivalents                               97,467           104,898
Property, equipment and leasehold improvements, net     23,797            26,510
Goodwill                                                42,214            42,214
Other assets                                            47,086            45,757
                                                   -----------      ------------
   TOTAL ASSETS                                    $ 4,125,041      $  4,072,917
                                                   ===========      ============


LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities
Commercial paper borrowings                        $   572,903      $    351,141
Senior debt                                          2,523,588         2,667,181
Federal Home Loan Bank borrowings                      103,000           110,000
                                                   -----------      ------------
   Total debt                                        3,199,491         3,128,322
Customer deposits                                      227,680           235,971
Accounts payable and other liabilities                 130,507           148,967
                                                   -----------      ------------
   Total liabilities                                 3,557,678         3,513,260
                                                   -----------      ------------
Stockholder's equity
Common stock: $1.00 par value;
   10,000 shares authorized; 1,000
   shares issued and outstanding                             1                 1
Paid-in capital                                         67,209            57,710
Retained earnings                                      497,838           499,149
Accumulated other comprehensive income                   2,315             2,797
                                                   -----------      ------------
   Total stockholder's equity                          567,363           559,657
                                                   -----------      ------------
   TOTAL LIABILITIES AND
   STOCKHOLDER'S EQUITY                            $ 4,125,041      $  4,072,917
                                                   ===========      ============

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Consolidated Statements of Operations, Comprehensive Income and Retained
Earnings
(Unaudited)

                                                   For the Three Months     For the Six Months
                                                      Ended June 30,          Ended June 30,
                                                 ----------------------    ---------------------
(Dollars in thousands)                              2002        2001          2002        2001
                                                 ---------   ----------    ---------   ---------
Interest income:

  Loan interest and fee income                   $ 143,827   $  146,034    $ 286,379   $ 291,360
  Investment securities income                       1,948        3,420        4,170       6,890
                                                 ---------   ----------    ---------   ---------
   Total interest income                           145,775      149,454      290,549     298,250

Interest and debt expense                           46,223       53,308       94,014     109,557
                                                 ---------   ----------    ---------   ---------
  Net interest income before
   provision for credit losses                      99,552       96,146      196,535     188,693

Provision for credit losses                         43,452       32,458       83,397      64,042
                                                 ---------   ----------    ---------   ---------
  Net interest income                               56,100       63,688      113,138     124,651
                                                 ---------   ----------    ---------   ---------
Noninterest income                                   7,446        7,578       13,092      15,135

Noninterest expense:
  Personnel                                         22,803       24,273       46,826      50,380
  Occupancy                                          3,707        3,727        7,521       7,536
  Advertising                                        2,928        1,578        5,845       3,290
  Goodwill amortization                               -           1,140         -          2,281
  Other                                             10,395       11,908       20,849      24,672
                                                 ---------   ----------    ---------   ---------
   Total noninterest expense                        39,833       42,626       81,041      88,159
                                                 ---------   ----------    ---------   ---------
Income before income taxes                          23,713       28,640       45,189      51,627

Provision for federal and state income taxes         8,660       10,450       16,500      18,840
                                                 ---------   ----------    ---------   ---------
Net income                                          15,053       18,190       28,689      32,787

Net unrealized holding gains (losses) on
  securities arising during period,
   net of tax                                           10         (322)        (482)      1,732
                                                 ---------   ----------    ---------   ---------
Comprehensive income                             $  15,063   $   17,868    $  28,207   $  34,519
                                                 =========   ==========    =========   =========
Retained earnings:
  Beginning of period                            $ 482,785   $  484,121    $ 499,149   $ 481,524
  Net income                                        15,053       18,190       28,689      32,787
  Dividends paid                                      -         (12,500)     (30,000)    (24,500)
                                                 ---------   ----------    ---------   ---------
  End of period                                  $ 497,838   $  489,811    $ 497,838   $ 489,811
                                                 =========   ==========    =========   =========


See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                                   For the Three Months      For the Six Months
                                                       Ended June 30,           Ended June 30,
                                                 ----------------------    ---------------------
(Dollars in thousands)                              2002         2001        2002        2001
                                                 ---------   ----------    ---------   ---------
Operating activities
  Net income                                     $  15,053   $   18,190    $  28,689   $  32,787
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Provision for credit losses                   43,452       32,458       83,397      64,042
      Depreciation and amortization                  2,388        4,725        5,662       9,743
      Decrease in accounts payable and
        other liabilities                          (26,048)     (39,964)     (18,240)    (24,966)
      (Increase) decrease in other assets          (15,672)       2,207       (1,330)       (375)
                                                 ---------   ----------    ---------   ---------
Net cash provided by operating activities           19,173       17,616       98,178      81,231
                                                 ---------   ----------    ---------   ---------
Investing activities
  Investment securities purchased                     (150)      (3,173)        (232)    (10,763)
  Investment securities matured or sold              4,312       27,469       14,958      45,349
  Net increase in consumer finance receivables    (177,900)     (64,005)    (161,576)   (115,104)
  Net (increase) decrease in property,
     equipment and leasehold improvements             (970)       1,425       (1,913)     (2,641)
                                                 ---------   ----------    ---------   ---------
Net cash used in investing activities             (174,708)     (38,284)    (148,763)    (83,159)
                                                 ---------   ----------    ---------   ---------
Financing activities
  Net increase (decrease) in commercial
    paper borrowings                               314,536     (690,484)     221,762    (683,654)
  Proceeds from early termination of hedging
    activity                                          -           9,831         -         16,431
  Increase in senior debt fair value                18,098         -           7,183        -
  Proceeds from issuance of senior debt               -         995,065         -        995,065
  Repayments of senior debt                       (150,000)    (250,000)    (150,000)   (250,000)
  Net increase (decrease) in Federal Home
    Loan Bank borrowings                             3,000      (23,100)      (7,000)    (37,000)
  Net (decrease) increase in customer deposits     (13,058)      21,035       (8,291)     32,782
  Capital contributed by parent                      9,500         -           9,500        -
  Dividends paid                                   (30,000)     (12,500)     (30,000)    (24,500)
                                                 ---------   ----------    ---------   ---------

 Net cash provided by financing activities          152,076       49,847       43,154      49,124
                                                 ---------   ----------    ---------   ---------
Net (decrease) increase in cash and
  cash equivalents                                  (3,459)      29,179       (7,431)     47,196

Cash and cash equivalents
 Beginning of period                               100,926       32,619      104,898      14,602
                                                 ---------   ----------    ---------   ---------
 End of period                                   $  97,467   $   61,798    $  97,467   $  61,798
                                                 =========   ==========    =========   =========
Supplemental disclosures of cash flow information
 Interest paid                                   $  68,096   $   59,055    $  93,818   $ 102,317
 Federal and state income tax payments
   (net of refunds)                              $  16,881   $   17,856    $  18,104   $  21,281



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

Note 2  Lines of Business

We are engaged primarily in the consumer financial services business and our operations consist principally of a network of 448 branch offices located in 24 states, primarily in the southeast, southwest and California ("consumer finance"). These offices operate under the name Washington Mutual Finance. Our branch offices are typically located in small- to medium-sized communities in suburban or rural areas and are managed by individuals who generally have considerable consumer lending experience. We make secured and unsecured consumer installment loans and purchase installment contracts from local retail establishments. The consumer credit transactions are primarily for personal, family or household purposes. From time to time, we purchase consumer loans from national mortgage banking operations, servicing released, that are secured by real estate ("Aristar Mortgage").

We also provide consumer financial services through our industrial banking subsidiary, First Community Industrial Bank ("FCIB"), which has 10 branches in Colorado and Utah ("consumer banking"). In addition to making consumer loans and purchasing retail installment contracts, FCIB also accepts deposits insured by the Federal Deposit Insurance Corporation. We have entered into an agreement to dispose of this subsidiary through a merger with First State Bank of Taos, a New Mexico bank ("First State"), wholly-owned by First State Bancorporation, a New Mexico corporation, with First State being the surviving entity. See "Note 6, Discontinued Operations".

For consumer finance and consumer banking, combined, we have 458 physical locations doing business in 25 states. Additionally, we have a consumer banking credit collection office in Colorado Springs, Colorado, a consumer finance customer care center in Pensacola, Florida, and a headquarters facility in Tampa, Florida to support all of our operations.

Financial highlights by line of business were as follows:


(Dollars in thousands)                                           Three Months Ended June 30,
                                       -----------------------------------------------------------------------------------
                                                        2002                                         2001
                                       ---------------------------------------     ---------------------------------------
                                          Consumer      Consumer                      Consumer      Consumer
                                           Finance       Banking         Total         Finance       Banking         Total
Condensed income statement:            -----------   -----------   -----------     -----------   -----------   -----------

Interest income                        $   137,301   $     8,474   $   145,775     $   139,154   $    10,300   $   149,454
Interest and debt expense                   42,669         3,554        46,223          48,142         5,166        53,308
Provision for credit losses                 43,194           258        43,452          32,169           289        32,458
                                       -----------   -----------   -----------     -----------   -----------   -----------
   Net interest income                      51,438         4,662        56,100          58,843         4,845        63,688
Noninterest income                           7,434            12         7,446           7,541            37         7,578
Noninterest expense                         38,086         1,747        39,833          40,569         2,057        42,626
                                       -----------   -----------   -----------     -----------   -----------   -----------
Income before income taxes                  20,786         2,927        23,713          25,815         2,825        28,640
Provision for federal
   and state income taxes                    7,499         1,161         8,660           9,369         1,081        10,450
                                       -----------   -----------   -----------     -----------   -----------   -----------
Net income                             $    13,287   $     1,766   $    15,053     $    16,446   $     1,744   $    18,190
                                       ===========   ===========   ===========     ===========   ===========   ===========


(Dollars in thousands)                                           Six Months Ended June 30,
                                       -----------------------------------------------------------------------------------
                                                          2002                                       2001
                                       ---------------------------------------     ---------------------------------------
                                          Consumer      Consumer                      Consumer      Consumer
                                           Finance       Banking         Total         Finance       Banking         Total
Condensed income statement:            -----------   -----------   -----------     -----------   -----------   -----------
Interest income                        $   273,413   $    17,136   $   290,549     $   277,408   $    20,842   $   298,250
Interest and debt expense                   86,494         7,520        94,014          98,731        10,826       109,557
Provision for credit losses                 82,793           604        83,397          63,501           541        64,042
                                       -----------   -----------   -----------     -----------   -----------   -----------
   Net interest income                     104,126         9,012       113,138         115,176         9,475       124,651
Noninterest income                          13,065            27        13,092          15,084            51        15,135
Noninterest expense                         77,474         3,567        81,041          84,107         4,052        88,159
                                       -----------   -----------   -----------     -----------   -----------   -----------
Income before income taxes                  39,717         5,472        45,189          46,153         5,474        51,627
Provision for federal
  and state income taxes                    14,366         2,134        16,500          16,746         2,094        18,840
                                       -----------   -----------   -----------     -----------   -----------   -----------
Net income                             $    25,351   $     3,338   $    28,689     $    29,407   $     3,380   $    32,787
                                       ===========   ===========   ===========     ===========   ===========   ===========

Other disclosures:

                                                        June 30, 2002                            December 31, 2001
                                       ---------------------------------------     ---------------------------------------
(Dollars in thousands)                    Consumer      Consumer                      Consumer      Consumer
                                           Finance       Banking         Total         Finance       Banking         Total
Consumer finance receivables:          -----------   -----------   -----------     -----------   -----------   -----------
  Real estate secured loans            $ 2,122,828   $   353,716   $ 2,476,544     $ 1,995,953   $   361,827   $ 2,357,780
  Other installment loans                1,608,300         5,339     1,613,639       1,625,388         6,949     1,632,337
  Retail installment contracts             322,900         4,974       327,874         378,650         6,648       385,298
Gross consumer finance                 -----------   -----------   -----------     -----------   -----------   -----------
  receivables                            4,054,028       364,029     4,418,057       3,999,991       375,424     4,375,415
Less:  Unearned finance charges
       and deferred loan fees             (483,406)           20      (483,386)       (520,091)           22      (520,069)
       Allowance for credit losses        (126,176)       (3,172)     (129,348)       (122,850)       (3,172)     (126,022)
Consumer finance receivables,          -----------   -----------   -----------     -----------   -----------   -----------
  net                                  $ 3,444,446   $   360,877   $ 3,805,323     $ 3,357,050   $   372,274   $ 3,729,324
                                       ===========   ===========   ===========     ===========   ===========   ===========
Investment securities
   available for sale                  $    71,136   $    38,018   $   109,154     $    90,442   $    33,772   $   124,214

Total assets                           $ 3,716,166   $   408,875   $ 4,125,041     $ 3,651,843   $   421,074   $ 4,072,917

Total equity                           $   496,911   $    70,452   $   567,363     $   492,572   $    67,085   $   559,657


Note 3          Hedging Activities

Our risk management policy provides for the use of certain derivatives and financial instruments in managing certain interest rate risks. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Managed risk includes the risk associated with changes in fair value of long-term fixed rate debt. In accordance with our risk management policy, such risk is hedged by entering into pay floating interest rate exchange agreements. The instruments designated in these fair value hedges include interest rate swaps that qualify for the "short cut" method of accounting under Statement of Financial Accounting Standards ("SFAS") No. 133. Under the "short cut" method, we assume no ineffectiveness in a hedging relationship. Since the terms of the interest rate swap qualify for the use of the "short cut" method, it is not necessary to measure effectiveness and there is no charge to earnings for changes in fair value. All changes in fair value are recorded as adjustments to the basis of the hedged borrowings based on changes in the fair value of the derivative instrument. When derivative instruments are terminated prior to their maturity, or the maturity of the hedged liability, any resulting gains or losses are included as part of the basis adjustment of the hedged item and amortized over the remaining term of the liability. At June 30, 2002, the unamortized gain on terminated hedging transactions totaled $12.4 million. This amount is included in senior debt on the Consolidated Statement of Financial Condition.

At June 30, 2002, we had three outstanding interest rate swap agreements with a combined notional amount of $450.0 million and a total fair value of $17.3 million. This amount is reflected as an adjustment to senior debt on the Consolidated Statement of Financial Condition.

Note 4          Legal Proceedings

Several of the Company's subsidiaries and their current and former employees are defendants in a number of suits pending in the state and federal courts of Mississippi. The lawsuits generally allege unfair lending and insurance related practices. Similar suits are pending against other financial services companies

Mutual Finance Group, LLC f/k/a City Finance Company, a jury awarded just over $71 million against one of the Company's subsidiaries, Washington Mutual Finance Group, LLC, a Delaware limited liability company ("WMF Group"). Pursuant to a motion filed by WMF Group, the trial court reduced the verdict to just over $53 million. WMF Group is in the process of appealing the verdict and has posted a bond to stay execution on the judgment pending the appellate court's ruling. The appeal will be based on numerous grounds, including the gross inequity between the alleged economic losses of only $12,000 and the actual jury award. Based upon information presently available, we believe that the total amount that will ultimately be paid, if any, arising from these lawsuits and proceedings will not have a material adverse effect on our consolidated results of operations and financial position.

Note 5          Recently Issued Accounting Standards

The results for the quarter and year to date ended June 30, 2002, include the effect of adopting SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets".

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

SFAS No. 142 provides that goodwill is no longer amortized and the value of an identifiable intangible asset must be amortized over its useful life, unless the asset is determined to have an indefinite useful life. Goodwill must be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is adopted, and at least annually thereafter. Goodwill has been tested for impairment and it has been determined that there are no impairment losses to be recognized in the period as a result of an impairment analysis performed as of January 1, 2002. The adoption of SFAS No. 142 resulted in a pretax reduction in expenses of $1.1 million for quarter ended June 30, 2002, and $2.3 million year to date.

Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net income would have been as follows:


                                      For the Three Months     For the Six Months
                                        Ended June 30,            Ended June 30,
                                     ---------------------   ---------------------
(Dollars in thousands)                    2002        2001        2002        2001
                                     ---------   ---------   ---------   ---------
Net Income:
  Reported net income                $  15,053   $  18,190   $  28,689   $  32,787
  Goodwill amortization, net of tax       -            724        -          1,448
                                     ---------   ---------   ---------   ---------
  Adjusted net income                $  15,053   $  18,914   $  28,689   $  34,235
                                     =========   =========   =========   =========

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", but retains the requirements relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from SFAS No. 121. This Statement became effective January 1, 2002 and does not have a material impact on our results of operations or the financial condition of the Company. However, in accordance with SFAS No. 144, and in conjunction with the merger of FCIB and First State, we are in the process of evaluating any impact resulting from the merger. See "Note 6, Discontinued Operations".

Note 6          Discontinued Operations

On May 22, 2002, our subsidiary, Blazer Financial Corporation ("BFC") entered into an agreement to dispose of its wholly-owned industrial banking subsidiary, First Community Industrial Bank ("FCIB"), through a merger with First State Bank of Taos, a New Mexico bank ("First State"), wholly-owned by First State Bancorporation, a New Mexico corporation, with First State being the surviving entity. BFC is a wholly-owned subsidiary of Washington Mutual Finance Corporation. Within the terms of the agreement, and prior to the merger, FCIB may declare and pay one or more dividends in an aggregate amount not to exceed $37.5 million, subject to regulatory approval. The consideration paid to BFC for the merger will be equal to $67.0 million in cash, plus the amount, if any, by which $37.5 million exceeds the pre-closing dividends. The merger is subject to the satisfaction or waiver of various conditions, including, but not limited to, the receipt of regulatory approvals and of satisfactory financing. Completion of the merger is expected to occur during the fourth quarter of this year.

Net assets of the discontinued operations for the June 30, 2002 and December 31, 2001 balance sheets are as follows:


(Dollars in thousands)                                  June 30,  December 31,
                                                            2002          2001
                                                      ----------   -----------
ASSETS                                                (Unaudited)

Consumer finance receivables, net                     $  354,718   $  365,713
Investment securities available for sale                  38,018       38,822
Cash and cash equivalents                                  2,603        6,771
Property, equipment and leasehold improvements, net          157          205
Other assets                                               7,187        5,160
                                                      ----------   ----------
        TOTAL ASSETS                                  $  402,683   $  416,671
                                                      ==========   ==========
LIABILITIES

Federal Home Loan Bank borrowings                     $  103,000   $  110,000
Customer deposits                                        228,951      237,221
Accounts payable and other liabilities                     3,618        5,705
                                                      ----------   ----------
                TOTAL LIABILITIES                        335,569      352,926
                                                      ----------   ----------
NET ASSETS OF DISCONTINUED
        OPERATIONS                                    $   67,114   $   63,745
                                                      ==========   ==========

The operating results of discontinued operations are as follows:


                                                For the Three Months        For the Six Months
                                                     Ended June 30,            Ended June 30,
                                               ---------------------   -----------------------
(Dollars in thousands)                              2002        2001         2002         2001
Interest income:                               ---------   ---------   ----------   ----------
   Loan interest and fee income                $   7,983   $   9,662   $   16,184   $   19,452
   Investment securities income                      470         639          952        1,393
                                               ---------   ---------   ----------   ----------
     Total interest income                         8,453      10,301       17,136       20,845

Interest and debt expense                          3,554       4,999        7,520       10,393
                                               ---------   ---------   ----------   ----------
   Net interest income before
    provision for credit losses                    4,899        5,302        9,616      10,452

Provision for credit losses                          258          289          604         541
                                               ---------   ----------   ----------   ---------
   Net interest income                             4,641        5,013        9,012       9,911
                                               ---------   ----------   ----------   ---------
Noninterest income                                    14           36           27          48

Noninterest expense:
  Personnel                                        1,031        1,129        2,136       2,313
  Occupancy                                          214          217          432         442
  Advertising                                          1            6            1           6
  Other                                              482          688          998       1,274
                                               ---------   ----------   ----------   ---------
   Total noninterest expense                       1,728        2,040        3,567       4,035
                                               ---------   ----------   ----------   ---------

Income before income taxes                         2,927        3,009        5,472       5,924

Provision for federal and state income taxes       1,161        1,151        2,134       2,267
                                               ---------   ----------   ----------   ---------
Net income                                     $   1,766   $    1,858   $    3,338   $   3,657
                                               =========   ==========   ==========   =========

The above net assets and results of operations are not comparable with the consumer banking financial highlights (see "Note 2, Lines of Business"), as the consumer banking highlights include both BFC, as well as its wholly-owned subsidiary, FCIB.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This section contains forward-looking statements, which are not historical facts and pertain to our future operating results. These forward-looking statements are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or words of similar meaning, or future or conditional verbs, such as "will," "would," "should," "could," or "may" are generally intended to identify forward-looking statements. These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the results discussed in these forward-looking statements due to the following factors, among others: changes in business and economic conditions that negatively affect credit quality; competition; fluctuations in interest rates; changes in legislation or regulation; and litigation. These "Risk Factors" are discussed in further detail in our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which is incorporated herein by reference.

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this Form 10-Q.

Critical Accounting Policies

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified one policy that, due to the judgments, estimates and assumptions inherent in this policy, is critical to an understanding of our financial statements. This policy relates to the methodology for the determination of our allowance for loan losses. This policy and judgments, estimates and assumptions are described in greater detail in subsequent sections of Management's Discussion and Analysis and in the notes to the financial statements included in the Company's 2001 Annual Report on Form 10-K. In particular, Note 2 to the Consolidated Financial Statements - "Summary of Significant Accounting Policies"- describes generally our accounting policies. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our Consolidated Financial Statements to these critical accounting policies, changes in circumstances on which judgments, estimates and assumptions are based, could result in material differences in our results of operations or financial condition.

Overview

Net income for the three- and six-month periods ended June 30, 2002 totaled $15.1 million and $28.7 million. This was a 17.2% and 12.5% decline from the $18.2 million and $32.8 million net income for the same periods of 2001. Our return on average assets for the three- and six-month periods ended June 30, 2002 were 1.51% and 1.44%, compared to 1.83% and 1.66% in the same periods of 2001. See further discussion in "Consolidated Results of Operations".

Consumer finance receivables (net of unearned finance charges and deferred loan fees) increased $79.3 million or 2.1%. Our strategy continues to target portfolio growth; however, our loan underwriting and acquisition strategy will continue to take into account the state of the economy in the markets we currently serve or into which we anticipate expanding.

At June 30, 2002, real estate secured loans comprised approximately 57% of the total portfolio, as compared to 54% one year ago. As a result of this shift in portfolio mix, thus lower rates associated with real estate loans, the yields earned on consumer finance receivables declined from 15.54% and 15.53% in the three- and six-month periods ended June 30, 2001 to 15.07% and 14.97% in the same periods of 2002. See "Consolidated Results of Operations."

Net interest spread for the quarter and year-to-date increased from 8.68% and 8.42% in 2001 to 8.89% and 8.71% for the same periods of 2002. Net interest margin for the quarter and year-to-date increased from 9.68% and 9.53% in 2001 to 9.88% and 9.73% for the same periods of 2002. These increases are a result of improved debt management, through lower cost borrowings, somewhat offset by the lower yields on receivables, as discussed above.

Net charge-offs totaled $41.8 million and $80.1 million for the three- and six-month periods ended June 30, 2002, as compared to $29.5 million and $58.2 million during the same periods in 2001. Charge-offs in the personal loan portfolio increased as a result of the seasoning of the portfolio that grew significantly in recent years, coupled with the deterioration of the economy. Charge-offs in the real estate loan portfolio increased primarily due to the significant growth of this portfolio over the last three years, coupled with the recent economic downturn. Annualized net charge-offs as a percentage of average consumer finance receivables (excluding unearned finance charges and deferred loan fees) were 4.21% in the six months ended June 30, 2002, as compared to 3.13% in the same period of 2001. See "Asset Quality".

Operating efficiency is defined as the ratio of noninterest expense to total revenue (which is comprised of net interest income before provision for credit losses and noninterest income). In the three- and six-month periods ended June 30, 2002, our operating efficiency ratio improved to 37.23% and 38.66% from 40.00% and 42.13% for the same periods in the prior year. This improvement is due to higher interest margin, coupled with reduced noninterest expenses. See "Consolidated Results of Operations."

Consolidated Results of Operations

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the three- and six-month periods ended June 30, 2002 increased 3.5% and 4.2% to $99.6 million and $196.5 million, compared to $96.1 million and $188.7 million in the same periods of 2001. Net interest margin for the three- and six-month periods ended June 30, 2002 were 9.88% and 9.73%, compared to 9.68% and 9.53% during the same periods in 2001.

The increase in net interest income before provision for credit losses during the three- and six- month periods ended June 30, 2002 reflects growth in average net consumer finance receivables to $3.83 billion, which was $73.4 million, or

2.0%, greater than the average balance during the same period in 2001. Partially offsetting this portfolio growth is a 56 basis point decrease in average portfolio yield for the six-month period ended June 30, 2002, compared to the same period of 2001. This yield compression is primarily a result of lower written rates on both our secured and unsecured loans. In addition, the secondary market in which we purchase second mortgages is highly sensitive to interest rate indices. Accordingly, the yield on our secured portfolio reflects the significant decline in rates that occurred throughout 2001 and have continued this year. The written rates on our unsecured portfolio are typically lower on loans acquired through direct mail marketing channels, reflecting the fact that these loans tend to have higher balances with stronger creditworthiness. As a result of our increased emphasis on this channel over the last year and a half, the overall yield on the unsecured portfolio has declined. In addition, due to laws in some states, as loan size increases, the maximum interest rate allowed by law decreases.

Average debt outstanding remained relatively flat, increasing only $9.6 million, or 0.3%, to $3.31 billion during the six months ended June 30, 2002, as compared to the same period in the prior year. As a result of improved debt management, through lower cost borrowings, the associated interest expense decreased. The overall cost of debt decreased 80 and 96 basis points for the three- and six-month periods ended June 30, 2002, as compared to the same periods in 2001.

The following chart reflects the average balances and related effective yields during the three- and six-month periods ended June 30, 2002 and 2001, as described above:


(Dollars in thousands)                        Three Months Ended June 30,                     Six Months Ended June 30,
                                  -------------------------------------------     -------------------------------------------
                                            2002                    2001                    2002                    2001
                                  -------------------     -------------------     -------------------     -------------------
                                      Average                 Average                 Average                 Average
                                      Balance    Rate         Balance    Rate         Balance    Rate         Balance    Rate
Interest-earning assets:          -----------   -----     -----------   -----     -----------   -----     -----------   -----
  Consumer finance receivables:
     Real estate secured
       loans                      $ 2,115,779   12.16%    $ 2,044,618   12.86%    $ 2,108,294   12.04%    $ 2,030,100   12.82%
     Other installment loans        1,408,597   20.55       1,387,625   20.93       1,408,118   20.55       1,390,822   21.02
     Retail installment contracts     293,218    9.69         326,095    9.41         308,634    9.57         330,727    9.10
     Total consumer               -----------             -----------             -----------             -----------
       finance receivables          3,817,594   15.07       3,758,338   15.54       3,825,046   14.97       3,751,649   15.53

Cash, cash equivalents and
   investment securities              210,888    3.69         213,138    6.42         213,286    3.91         210,290    6.55
                                  -----------             -----------             -----------             -----------
Total interest-earning
     assets                       $ 4,028,482   14.47%    $ 3,971,476   15.05%    $ 4,038,332  14.39%     $ 3,961,939   15.06%
                                  ===========             ===========             ===========             ===========
Interest-bearing liabilities:
     Senior debt                  $ 2,588,149    6.30%    $ 2,641,981    6.61%    $ 2,622,079   6.32%     $ 2,451,718    6.78%
     Commercial paper                 389,894    1.91         358,530    5.24         351,774   2.07          502,603    6.38
     Customer deposits                232,744    4.08         213,252    6.22         234,697   4.30          205,555    6.24
     FHLB borrowings                  101,000    4.86         131,025    5.07         102,400   4.79          141,514    5.57
                                  -----------             -----------             -----------             -----------
Total interest-bearing
     liabilities                  $ 3,311,787    5.58%    $ 3,344,788    6.38%    $ 3,310,950   5.68%     $ 3,301,390    6.64%
                                  ===========             ===========             ===========             ===========
Net interest spread                              8.89%                   8.68%                  8.71%                    8.42%

Net interest margin                              9.88%                   9.68%                  9.73%                    9.53%


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


(Dollars in thousands)              Three Months Ended June 30,            Six Months Ended June 30,
                                           2002 vs. 2001                         2002 vs. 2001
                                ---------------------------------   -----------------------------------
                                    Increase/(Decrease) Due to            Increase/(Decrease) Due to
                                ---------------------------------   -----------------------------------
                                  Volume       Rate  Total Change      Volume        Rate  Total Change
Interest income:                --------   --------  ------------   ---------   ---------  ------------
  Consumer finance
    receivables                 $  2,232   $ (4,439) $     (2,207)  $   5,495   $ (10,476) $     (4,981)
  Investment securities              (21)    (1,451)       (1,472)         59      (2,779)       (2,720)
                                --------   --------  ------------   ---------   ---------  ------------
      Total interest income        2,212     (5,891)       (3,679)      5,554     (13,255)       (7,701)

Interest expense:
  Interest-bearing liabilities      (461)    (6,624)       (7,085)        271     (15,814)      (15,543)
                                --------   --------  ------------   ---------   ---------  ------------
      Net interest income       $  2,672   $    734  $      3,406   $   5,282   $   2,560  $      7,842
                                ========   ========  ============   =========   =========  ============

Provision for Credit Losses

The provision for credit losses for the three- and six-month periods ended June 30, 2002 was $43.5 million and $83.4 million compared to $32.5 million and $64.0 million in the same periods of 2001. For the six months ended June 30, 2002, the annualized provision for credit losses was 4.38% of average consumer finance receivables (excluding unearned finance charges and deferred loan fees), as compared to 3.41% during the same period of 2001. See further discussion in "Allowance for Credit Losses."

Noninterest Income

Noninterest income decreased 1.7% to $7.4 million for the three-month period ended June 30, 2002, compared to $7.6 million during the same period of 2001. Noninterest income decreased 13.5% to $13.1 million for the six-month period ended June 30, 2002, compared to $15.1 million for the same period in the prior year. Noninterest income is comprised of revenue earned from the sale of various credit insurance and ancillary products to borrowers at the branch locations. These products include credit life insurance, accident and health insurance, credit property and casualty insurance, term life protector, group debtor life insurance, accidental death and dismemberment insurance, involuntary unemployment insurance and appliance warranty programs.

The decrease in 2002 in income from credit insurance products is primarily due to the decision to discontinue the sale of insurance products in Mississippi as of June 2001, and to discontinue the sale of single premium credit life and accident and health insurance on closed-end real estate loans in all other branch states as of July 2001, in response to growing concern that the products were not fully meeting the needs of consumers. An alternative product, intended to be more responsive to customer needs and desires, has been developed and is being introduced on a graduated basis in almost every branch state. The product, monthly outstanding balance credit life insurance, provides for premiums to be billed monthly instead of financed at the beginning of the loan. The product has already been introduced in seven branch states during the first half of 2002 and is anticipated to be in each of our major branch states by the end of the year.

Also contributing to the decline in income from credit insurance products is a decrease in the number of loans originated during the six months ended June 30, 2002, as compared to the same period in 2001.

Noninterest Expense

Noninterest expense for the quarter and year-to-date ended June 30, 2002 decreased 6.6% and 8.1% to $39.8 million and $81.0 million, as compared to $42.6 million and $88.2 million for the same periods in the prior year. The decrease in noninterest expense is attributed to continued cost-containment efforts, begun in the second half of 2001. There were several factors contributing to the expense improvements over prior year. Personnel expense decreased 7.1%, due primarily to the consolidation of 50 branches in December 2001. In 2001, data processing and telecommunication charges associated with introducing a company-wide network in our branch locations, caused our other operating expenses to be unusually high. Due to the near-completion of the network, coupled with recent cost-containment efforts, data processing and telecommunication charges for the first half of 2002 are approximately 20.2% below the same period for 2001. These were somewhat offset by an increase in expenses associated with our direct mail marketing strategy.

Provision for Income Taxes

The provision for income taxes during the three- and six-month periods ended June 30, 2002 was $8.7 million and $16.5 million, which represents an effective tax rate of 36.5%. This compares to $10.5 million and $18.8 million in the same periods of 2001, with the same effective tax rate of 36.5%. We are actively managing our effective tax rate by monitoring and, where necessary, adjusting our organizational structure.

Lines of Business

We are managed along two major lines of business: consumer finance and consumer banking. Following is an overview of the performance of each line of business in the three- and six-months ended June 30, 2002:

Consumer Finance

* Net income decreased 19.2% and 13.8% to $13.3 million and $25.4 million for the three- and six-month periods ended June 30, 2002 from $16.4 million and
     29.4 million in the same periods of 2001.

* The consumer finance receivables portfolio (net of unearned finance charges and deferred loan fees) increased $90.7 million or 2.61% during the six months ended June 30, 2002.

* Net interest margin increased as a result of lower cost of funds. See discussion in "Consolidated Results of Operations".

Consumer Banking

* Net income increased 1.3% to $1.77 million for the three months ended June 30, 2002, compared to $1.74 million in the same period of 2001. Net income decreased 1.24% to $3.3 million for the six months ended June 30, 2002, compared to $3.4 million during the same period of 2001.

* The consumer banking receivables portfolio decreased $11.4 million or 3.0% during the six months ended June 30, 2002.

* Net interest margin decreased as a result of an overall decline in earned yields due to the adjustable-rate nature of much of the receivables portfolio.

Asset Quality

Consumer Finance Receivables

Consumer finance receivables consisted of the following:


                                                June 30,       December 31,
(Dollars in thousands)                              2002               2001
                                            ------------       ------------
Consumer finance receivables:
  Real estate secured loans                 $  2,476,544       $  2,357,780
    Other installment loans                    1,613,639          1,632,337
    Retail installment contracts                 327,874            385,298
                                            ------------       ------------
    Gross consumer finance receivables         4,418,057          4,375,415

Less:  Unearned finance charges and
          deferred loan fees                    (483,386)          (520,069)
       Allowance for credit losses              (129,348)          (126,022)
                                            ------------       ------------
Consumer finance receivables, net           $  3,805,323       $  3,729,324
                                            ============       ============


Allowance for Credit Losses

Activity in the allowance for credit losses was as follows:

                                                 Six Months Ended June 30,
                                            -------------------------------
(Dollars in thousands)                              2002               2001
                                            ------------       ------------
Balance, beginning of period                $    126,022       $    104,587
Provision for credit losses                       83,397             64,042
Amounts charged-off:
   Real estate secured loans                      (5,341)            (3,244)
   Other installment loans                       (76,672)           (58,353)
   Retail installment contracts                   (8,094)            (6,395)
                                            ------------       ------------
                                                 (90,107)           (67,992)
Recoveries:
   Real estate secured loans                         223                164
   Other installment loans                         8,533              8,300
   Retail installment contracts                    1,280              1,290
                                            ------------       ------------
                                                  10,036              9,754
                                            ------------       ------------
Net charge-offs                                  (80,071)           (58,238)
                                            ------------       ------------

Allowances on notes purchased               $       -          $        150
                                            ------------       ------------
Balance, end of period                      $    129,348       $    110,541
                                            ============       ============

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

Management establishes the allowance for credit losses based on estimated losses inherent in the portfolio. There are several underlying factors in our portfolio that support our current level of allowance for credit losses. We analyze our reserves based on both trailing coverage and forward looking coverage. Trailing coverage represents the percentage of coverage we currently have in the allowance, based on the previous 12 months of losses. Forward looking coverage represents the percentage of coverage we have in the allowance, based on estimated losses inherent in the portfolio over the next 12 months. Our trailing coverage is slightly lower compared to the end of the first half of 2001, and our forward looking coverage has improved when comparing the same period of time.

Loan to value ("LTV") represents dollars loaned as a percentage of the value of the collateral of our real estate secured loans. Lower LTV means lower risk. Our active management of the real estate secured portfolio has focused on reducing the LTV on new originations, which has resulted in a reduction of the LTV for the overall portfolio. This has been partially offset by an increase in LTV of acquired loans through the Aristar Mortgage channel. This increase reflects our confidence in the economic conditions as well as improved underwriting criteria utilized in selecting these accounts for purchase.

Based on industry-defined economic status, we have identified states that are in or near recession, and have focused our unsecured lending efforts into non-recessionary states. As a result of our stricter underwriting standards, we have slowed the growth of unsecured loans, while increasing the weighted average credit score of the portfolio, and continued to remix toward a higher percentage of real estate secured loans. The increased proportion of secured loans in the portfolio, coupled with the stronger collateral position, as well as improved unsecured guidelines, is expected to result in a relative decrease in credit losses as the portfolio continues to season in 2002 and beyond.

Our allowance for credit losses as of June 30, 2002 was $129.3 million, an increase of $3.3 million, or 2.6% as compared to December 31, 2001. Based on our historical data (as stated above) and strengthened underwriting criteria, management considers the allowance for credit losses adequate to cover losses inherent in the portfolio at June 30, 2002. No assurance can be given that we will not, in any particular period, sustain credit losses that are sizable in relation to the amount reserved, or that subsequent evaluation of the portfolio, in light of the factors then prevailing, including economic conditions and our ongoing examination process and that of our regulators, will not require significant increases in the allowance for credit losses.

The following table sets forth, by loan type, the amount of receivables delinquent for 60 days or more, on a contractual basis, and the ratio of that amount to gross consumer finance receivables outstanding in each category:


(Dollars in thousands)                June 30, 2002        December 31, 2001
                                  ------------------      ------------------
Real estate secured loans         $   38,481    1.56%     $   48,386    2.06%
Other installment loans               91,334    5.66          93,987    5.76
Retail installment contracts          10,138    3.09          10,734    2.79
                                  ----------   -----      ----------   -----
                                  $  139,953    3.17%     $  153,107    3.51%
                                  ==========   =====      ==========   =====

Liquidity

We fund our operations through a variety of corporate borrowings. The primary source of these borrowings is corporate debt securities issued by the Company. At June 30, 2002, eight different fixed-rate senior debt issues totaling $2.49 billion were outstanding, with a weighted-average coupon rate of 6.96%. To meet our short-term funding needs, we typically issue commercial paper. We have a commercial paper program with several investment banks which provides $700 million in borrowing capacity. At June 30, 2002, thirty-one different commercial paper borrowings totaling $572.9 million were outstanding, with a weighted-average cost of 1.98%.

FCIB raises funds through customer deposits and borrowings with the Federal Home Loan Bank. At June 30, 2002, the banking subsidiary's outstanding debt totaled $332.0 million, with a weighted-average cost of 4.52%.

We also share, with Washington Mutual, two revolving credit facilities: a $600 million 364-day facility and a $600 million four-year facility, which provide back-up for our commercial paper programs. The borrowing capacity is limited to the total amount of the two revolving credit facilities, net of the amount of combined commercial paper outstanding. At June 30, 2002, there was $627.1 million available under these facilities. There were no direct borrowings under these facilities at any point during 2002 or 2001. Effective August 12, 2002 these facilities were restructured into an $800 million 3-year credit facility.

Subsequent Event

Effective July 31, 2002, we entered into an agreement with Westdeutsche Landesbank Girozentrale ("WestLB") to participate in a $300 million asset-backed commercial paper conduit program. Under this program, administered by WestLB, up to $300 million of funding will be made available through the assignment of an undivided interest in a specified group of unsecured receivables to a special purpose, wholly-owned consolidated subsidiary of Washington Mutual Finance Corporation. Under the terms of the agreement, which has a 364-day term, with an option to extend for up to two additional 364-day periods, WestLB issues commercial paper (indirectly secured by the receivables), on behalf of the Company. Under this agreement, we borrowed $150 million on August 2, 2002 and $150 million on August 8, 2002.

Capital Management

We establish equity leverage targets based upon the ratio of debt (including customer deposits) to tangible equity. The debt to tangible equity ratio at June 30, 2002 of 6.53:1 is consistent with the ratio of 6.50:1 at December 31, 2001. The determination of our dividend payments and resulting capital leverage is managed in a manner consistent with our desire to maintain strong and improved credit ratings. In addition, provisions of certain of our debt agreements restrict the payment of dividends to a maximum prescribed proportion of cumulative earnings and contributed capital. At June 30, 2002, approximately $173.0 million was available under the debt agreement restriction for future dividends. We paid dividends in the amount of $30.0 million during the three-month period ended June 30, 2002, which had been declared during the first quarter of 2002. Due to the recent rapid growth in our consumer finance receivables portfolio, and in order for us to maintain strong credit ratings, Washington Mutual contributed capital totaling $9.5 million in the quarter ended June 30, 2002.

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

Our net interest income and net income before taxes sensitivity profiles as of June 30, 2002 and December 31, 2001 are stated below:


                                                                  Gradual Change in Rates
                                                                  -----------------------
Net interest income change for the one year period beginning:       -100bp       +200bp
                                                                  -----------------------
   July 1, 2002                                                     1.37%       (2.68)%
   January 1, 2002                                                   .20%        (.34)%

Net income before taxes change for the one year period beginning:   -100bp       +200bp
                                                                  -----------------------
   July 1, 2002                                                     2.76%       (5.41)%
   January 1, 2002                                                   .55%        (.92)%


Our net interest income and net income before taxes "at risk" position has increased since December 31, 2001. The change reflects increased sensitivity to interest rate movement, primarily associated with the resumption of short-term financing needs. At December 31, 2001 the commercial paper balance outstanding was $351.1 million (11.2% of total outstanding debt), and at June 30, 2002 the commercial paper balance outstanding was $572.9 million (17.9% of total outstanding debt). In order to mitigate interest rate risk, we target an average of 30% short term funding and 70% long term funding. In general, changes in rates do not have a significant impact on our income, as our customers are less rate sensitive and the majority of our borrowings are fixed rate. Assumptions are made in modeling the sensitivity of net interest income and net income before taxes. The simulation model captures expected prepayment behavior under changing interest rate environments. Sensitivity of new loan volume to market interest rate levels is included as well.

Item 6.         Exhibits and Reports on Form 8-K

(a)     Exhibit
        Number
        (3)     (a)     Certificate  of   Incorporation  of  Washington   Mutual
                        Finance Corporation. as presently in effect.  (i)
                (b)     By-Laws  of  Washington  Mutual  Finance  Corporation as
                        presently in effect.  (iii)
        (4)     (a)     Indenture dated as of July 1, 1995 between Aristar, Inc.
                        and The Bank of New York, as trustee. (ii)
                (b)     Indenture  dated  as of October 1, 1997 between Aristar,
                        Inc. and First Union National Bank, as trustee. (iii)
                (c)     Indenture dated as of November 15, 1997 between Aristar,
                        Inc. and First Union National Bank, as trustee. (iv)
                (d)     Indenture  dated  as  of  June 23, 1999 between Aristar,
                        Inc. and Harris Trust and Savings Bank, as trustee.(iv)
                (e)     The registrant  hereby agrees  to furnish the Securities
                        and  Exchange Commission upon request with copies of all
                        instruments defining rights of holders of long-term debt
                        of  Washington  Mutual  Finance   Corporation  and   its
                        consolidated subsidiaries.
        (99)    (a)     Certification  of  the Chief  Executive  Officer. (filed
                        herewith)
                (b)     Certification of  the  Chief  Financial  Officer. (filed
                        herewith)



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

SIGNATURE



     Pursuant to the requirements of Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2002.

                   WASHINGTON MUTUAL FINANCE CORPORATION

                   By: /s/   CRAIG A. STEIN
                   -------------------------------------
                   Craig A. Stein
                   Vice President, Controller and Acting Chief Financial Officer (Principal Accounting Officer)