Form 10-Q
period 2002-09-30
WASHINGTON MUTUAL FINANCE CORP
filed 2002-11-14
CIK 7214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________:

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

As of October 31, 2002 there were 1,000 shares of Common Stock outstanding.

Registrant meets the conditions set forth in General  Instruction  (H)(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

             WASHINGTON MUTUAL FINANCE CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002


                               TABLE OF CONTENTS

                                                                            Page
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements .................................................3
    Condensed Consolidated Statements of Financial Condition -
         September 30, 2002 (unaudited) and December 31, 2001 .................3
    Condensed Consolidated Statements of Operations, Comprehensive Income
         and Retained Earnings -
         Three and Nine Months Ended September 30, 2002 and 2001 (unaudited) ..4 Condensed Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 2002 and 2001 (unaudited) ............5
    Notes to Condensed Consolidated Financial Statements ......................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations ....................................................12
     Controls and Procedures .................................................12
     Cautionary Statements ...................................................12
     Overview ................................................................12
     Critical Accounting Policies ............................................13
     Recently Issued Accounting Standards ....................................14
     Consolidated Results of Operations ......................................14
     Lines of Business .......................................................17
     Asset Quality ...........................................................18
     Liquidity ...............................................................20
     Subsequent Event ........................................................21
     Capital Management ......................................................21

Item 3. Quantitative and Qualitative Disclosures About Market Risk ...........21

Item 4. Controls and Procedures ..............................................12

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings ....................................................22

Item 6. Exhibits and Reports on Form 8-K .....................................22

Signature ....................................................................24
Certifications ...............................................................24

The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such periods. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read in conjunction with Washington Mutual Finance Corporation's 2001 Annual Report on Form 10-K.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Condensed Consolidated Statements of Financial Condition


(Dollars in thousands)                                  September 30,     December 31,
                                                                 2002             2001
                                                        -------------     ------------
                                                         (Unaudited)
ASSETS

Consumer finance receivables, net                       $   3,826,823     $  3,729,324
Investment securities available for sale                       91,447          124,214
Cash and cash equivalents                                     118,717          104,898
Property, equipment and leasehold improvements, net            22,692           26,510
Goodwill                                                       42,214           42,214
Other assets                                                   65,352           45,757
                                                        -------------     ------------
   TOTAL ASSETS                                         $   4,167,245     $  4,072,917
                                                        =============     ============


LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities
Commercial paper borrowings                             $     560,774     $    351,141
Senior debt                                                 2,540,407        2,667,181
Federal Home Loan Bank borrowings                             100,000          110,000
                                                        -------------     ------------
   Total debt                                               3,201,181        3,128,322
Customer deposits                                             239,176          235,971
Accounts payable and other liabilities                        160,859          148,967
                                                        -------------     ------------
   Total liabilities                                        3,601,216        3,513,260
                                                        -------------     ------------
Stockholder's equity
Common stock: $1.00 par value;
    10,000 shares authorized; 1,000
    shares issued and outstanding                                   1                1
Paid-in capital                                                67,209           57,710
Retained earnings                                             496,025          499,149
Accumulated other comprehensive income                          2,794            2,797
                                                        -------------     ------------
    Total stockholder's equity                                566,029          559,657
                                                        -------------     ------------
    TOTAL LIABILITIES AND
    STOCKHOLDER'S EQUITY                                $   4,167,245     $  4,072,917
                                                        =============     ============

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Condensed Consolidated Statements of Operations, Comprehensive Income and Retained Earnings
(Unaudited)

                                                             Three Months                Nine Months
                                                          Ended September 30,        Ended September 30,
                                                        -----------------------    -----------------------
(Dollars in thousands)                                      2002         2001         2002          2001
                                                        ----------   ----------    ----------   ----------
Interest income:
   Loan interest and fee income                         $  140,524   $  137,801    $  410,719   $  409,709
   Investment securities income                              1,554        2,396         4,750        7,855
                                                        ----------   ----------    ----------   ----------
    Total interest income                                  142,078      140,197       415,469      417,564

Interest and debt expense                                   42,368       47,760       128,840      146,886
                                                        ----------   ----------    ----------   ----------
   Net interest income before
    provision for credit losses                             99,710       92,437       286,629      270,678

Provision for credit losses                                 48,368       35,625       131,161       99,126
                                                        ----------   ----------    ----------   ----------
   Net interest income                                      51,342       56,812       155,468      171,552
                                                        ----------   ----------    ----------   ----------
Noninterest income                                           6,654        5,931        19,405       20,608

Noninterest expense:
   Personnel                                                21,206       21,787        65,896       69,854
   Occupancy                                                 3,520        3,605        10,609       10,699
   Advertising                                               2,889        2,624         8,733        5,908
   Goodwill amortization                                       -          1,141           -          3,422
   Other                                                    11,611       11,052        31,148       34,040
                                                        ----------   ----------    ----------   ----------
    Total noninterest expense                               39,226       40,209       116,386      123,923
                                                        ----------   ----------    ----------   ----------
Income from continuing operations
   before income taxes                                      18,770       22,534        58,487       68,237

Income taxes                                                 6,662        8,173        21,028       24,746
                                                        ----------   ----------    ----------   ----------
Income from continuing operations                           12,108       14,361        37,459       43,491

Discontinued operations (Note 8)
   Income from operations of discontinued division
    (less applicable income taxes)                           1,079        1,856         4,417        5,513
                                                        ----------   ----------    ----------   ----------
Net income                                                  13,187       16,217        41,876       49,004

Net unrealized gains (losses) on
   securities arising during period, net of tax                479          796            (3)       2,528
                                                        ----------   ----------    ----------   ----------
Comprehensive income                                    $   13,666   $   17,013    $   41,873   $   51,532
                                                        ==========   ==========    ==========   ==========
Retained earnings:
   Beginning of period                                  $  497,838   $  489,811    $  499,149   $  481,524
   Net income                                               13,187       16,217        41,876       49,004
   Dividends                                               (15,000)     (16,000)      (45,000)     (40,500)
                                                        ----------   ----------    ----------   ----------
   End of period                                        $  496,025   $  490,028    $  496,025   $  490,028
                                                        ==========   ==========    ==========   ==========

See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                      Nine Months
                                                                  Ended September 30,
                                                                ------------------------
(Dollars in thousands)                                             2002          2001
                                                                ----------    ----------
Operating activities
  Income from continuing operations                                 37,459        43,491
  Income from discontinued operations                                4,417         5,513
                                                                ----------    ----------
  Net income                                                    $   41,876    $   49,004
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for credit losses                                   132,931        99,963
     Depreciation and amortization                                   7,018        14,254
     (Decrease) increase in accounts payable and other liabilities  (3,124)       26,544
     Increase in other assets                                      (19,595)      (15,269)
                                                                ----------    ----------
Net cash provided by operating activities                          159,106       174,496
                                                                ----------    ----------
Investing activities
  Investment securities purchased                                     (232)      (10,764)
  Investment securities matured or sold                             33,539        60,441
  Net increase in consumer finance receivables                    (233,545)     (194,788)
  Net increase in property, equipment and
   leasehold improvements                                           (1,837)       (6,118)
                                                                ----------    ----------
Net cash used in investing activities                             (202,075)     (151,229)
                                                                ----------    ----------
Financing activities
  Net increase (decrease) in commercial paper borrowings           209,633      (393,204)
  Proceeds from early termination of hedging activity                 -           28,868
  Increase in senior debt carrying value                            24,450          -
  Proceeds from issuance of senior debt                               -          995,065
  Repayments of senior debt                                       (150,000)     (550,000)
  Net decrease in Federal Home
   Loan Bank borrowings                                            (10,000)      (46,800)
  Net increase in customer deposits                                  3,205        41,131
  Capital contributed by parent                                      9,500          -
  Dividends paid                                                   (30,000)      (40,500)
                                                                ----------    ----------
Net cash provided by financing activities                           56,788        34,560
                                                                ----------    ----------
Net increase in cash and
 cash equivalents                                                   13,819        57,827

Cash and cash equivalents
  Beginning of period                                              104,898        14,602
                                                                ----------    ----------
  End of period                                                 $  118,717    $   72,429
                                                                ==========    ==========
Supplemental disclosures of cash flow information
  Cash paid for interest                                        $  118,252    $  153,928
  Cash paid for income taxes (net of refunds)                   $   28,249    $   22,869



See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Note 2  Lines of Business

We are engaged primarily in the consumer financial services business and our operations consist principally of a network of 433 branch offices located in 24 states, primarily in the southeast, southwest and California ("Consumer Finance"). These offices operate under the name Washington Mutual Finance. Our branch offices are typically located in small- to medium-sized communities in suburban or rural areas and are managed by individuals who generally have considerable consumer lending experience. We make secured and unsecured consumer installment loans and purchase installment contracts from local retail establishments. The consumer credit transactions are primarily for personal, family or household purposes. From time to time, we purchase, servicing released, real estate secured consumer loans from national mortgage companies and banking operations through our wholly owned subsidiary Washington Mutual Finance, Inc., a California corporation, which does business as Aristar Mortgage Company ("Aristar Mortgage").

We also provided consumer financial services through our industrial banking subsidiary, First Community Industrial Bank ("FCIB"), which had 10 branches in Colorado and Utah ("Consumer Banking"). FCIB made consumer loans, purchased retail installment contracts and accepted deposits insured by the Federal Deposit Insurance Corporation. On October 1, 2002, we completed the sale of this subsidiary through a merger with First State Bank, NM, formerly First State Bank of Taos, a New Mexico bank ("First State"), wholly-owned by First State Bancorporation, a New Mexico corporation, with First State being the surviving entity. See "Note 8, Discontinued Operations" for further discussion.

Financial highlights by line of business were as follows:


(Dollars in thousands)                                          Three Months Ended September 30,
                                        ----------------------------------------------------------------------------
                                                          2002                                    2001
                                        ------------------------------------    ------------------------------------
                                           Consumer    Consumer                    Consumer    Consumer
                                            Finance     Banking        Total        Finance     Banking        Total
Condensed income statement:             -----------  ----------  -----------    -----------  ----------  -----------
Interest income                         $   142,095  $    8,430  $   150,525    $   140,216  $    9,878  $   150,094
Interest and debt expense                    42,380       3,564       45,944         47,644       4,776       52,420
Provision for credit losses                  48,368       1,166       49,534         35,626         295       35,921
                                        -----------  ----------  -----------    -----------  ----------  -----------
  Net interest income                        51,347       3,700       55,047         56,946       4,807       61,753
Noninterest income                            6,819          11        6,830          6,149          16        6,165
Noninterest expense                          39,395       1,725       41,120         40,409       1,972       42,381
                                        -----------  ----------  -----------    -----------  ----------  -----------
Income before income taxes                   18,771       1,986       20,757         22,686       2,851       25,537
Income taxes                                  6,662         908        7,570          8,230       1,090        9,320
                                        -----------  ----------  -----------    -----------  ----------  -----------
Net income                              $    12,109  $    1,078  $    13,187    $    14,456  $    1,761  $    16,217
                                        ===========  ==========  ===========    ===========  ==========  ===========

(Dollars in thousands)                                           Nine Months Ended September 30,
                                        ----------------------------------------------------------------------------
                                                          2002                                    2001
                                        ------------------------------------    ------------------------------------
                                           Consumer    Consumer                    Consumer    Consumer
                                            Finance     Banking        Total        Finance     Banking        Total
Condensed income statement:             -----------  ----------  -----------    -----------  ----------  -----------
Interest income                         $   415,508  $   25,566  $   441,074    $   417,624  $   30,720  $   448,344
Interest and debt expense                   128,874      11,084      139,958        146,375      15,602      161,977
Provision for credit losses                 131,161       1,770      132,931         99,127         836       99,963
                                        -----------  ----------  -----------    -----------  ----------  -----------
  Net interest income                       155,473      12,712      168,185        172,122      14,282      186,404
Noninterest income                           19,884          38       19,922         21,233          67       21,300
Noninterest expense                         116,869       5,292      122,161        124,516       6,024      130,540
                                        -----------  ----------  -----------    -----------  ----------  -----------
Income before income taxes                   58,488       7,458       65,946         68,839       8,325       77,164
Income taxes                                 21,028       3,042       24,070         24,976       3,184       28,160
                                        -----------  ----------  -----------    -----------  ----------  -----------
Net income                              $    37,460  $    4,416  $    41,876    $    43,863  $    5,141  $    49,004
                                        ===========  ==========  ===========    ===========  ==========  ===========

Other disclosures:
                                                  September 30, 2002                       December 31, 2001
                                        ------------------------------------    ------------------------------------
(Dollars in thousands)                     Consumer    Consumer                    Consumer    Consumer
                                            Finance     Banking        Total        Finance     Banking        Total
Consumer finance receivables:           -----------  ----------  -----------    -----------  ----------  -----------
 Real estate secured loans              $ 2,167,312  $  342,587  $ 2,509,899    $ 1,995,953  $  361,827  $ 2,357,780
 Other installment loans                  1,612,754       4,648    1,617,402      1,625,388       6,949    1,632,337
 Retail installment contracts               312,174       4,698      316,872        378,650       6,648      385,298
Gross consumer finance                  -----------  ----------  -----------    -----------  ----------  -----------
 receivables                              4,092,240     351,933    4,444,173      3,999,991     375,424    4,375,415
Less:  Unearned finance charges
        and deferred loan fees             (477,870)         20     (477,850)      (520,091)         22     (520,069)
       Allowance for credit losses         (135,328)     (4,172)    (139,500)      (122,850)     (3,172)    (126,022)
Consumer finance receivables,           -----------  ----------  -----------    -----------  ----------  -----------
  net                                   $ 3,479,042  $  347,781  $ 3,826,823    $ 3,357,050  $  372,274  $ 3,729,324
                                        ===========  ==========  ===========    ===========  ==========  ===========
Investment securities
  available for sale                    $    70,806  $   20,641  $    91,447    $    90,442  $   33,772  $   124,214

Total assets                            $ 3,786,933  $  380,312  $ 4,167,245    $ 3,651,843  $  421,074  $ 4,072,917

Total equity                            $   530,235  $   35,794  $   566,029    $   492,572  $   67,085  $   559,657

Note 3  Commercial Paper Conduit

On July 31, 2002, we entered into an agreement with Westdeutsche Landesbank Girozentrale ("WestLB") to participate in a $300 million asset-backed commercial paper conduit program. Under this program, administered by WestLB, up to $300 million of funding will be made available through the assignment of an undivided interest in a specified group of unsecured receivables to a special purpose, wholly-owned consolidated subsidiary of the Company. Under the terms of the agreement, which has a 364-day term, with an option to extend for up to two additional 364-day periods, WestLB issues commercial paper (indirectly secured by the receivables), on behalf of the Company. Under this agreement, we borrowed $150 million on August 2, 2002 and $150 million on August 8, 2002, with an average cost of 1.83%.

Note 4  Hedging Activities

Our risk management policy provides for the use of certain derivatives and financial instruments in managing certain interest rate risks. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Managed risk includes the risk associated with changes in fair value of long-term fixed rate debt. In accordance with our risk management policy, such risk is hedged by entering into pay floating interest rate exchange agreements. The instruments designated in these fair value hedges include interest rate swaps that qualify for the "short cut" method of accounting under Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. Under the "short cut" method, we assume no ineffectiveness in a hedging relationship. Since the terms of the interest rate swap qualify for the use of the "short cut" method, it is not necessary to measure effectiveness and there is no charge to earnings for changes in fair value. All changes in fair value are recorded as adjustments to the basis of the hedged borrowings based on changes in the fair value of the derivative instrument. When derivative instruments are terminated prior to their maturity, or the maturity of the hedged liability, any resulting gains or losses are included as part of the basis adjustment of the hedged item and amortized over the remaining term of the liability. At September 30, 2002, the unamortized gain on terminated hedging transactions totaled $11.6 million. This amount is included in senior debt on the Consolidated Statement of Financial Condition.

At September 30, 2002, we had three outstanding interest rate swap agreements with a combined notional amount of $450.0 million and a total fair value of $34.6 million. This amount is reflected as an adjustment to both other assets and senior debt on the Consolidated Statement of Financial Condition.

Note 5  Legal Proceedings

The Company and several of its subsidiaries and their current and former employees are defendants in a number of suits pending in the state and federal courts of Mississippi. The lawsuits generally allege unfair lending and insurance related practices. Similar suits are pending against other financial services companies in Mississippi. In one of the pending cases, Carolyn Baker, et al. v. Washington Mutual Finance Group, LLC f/k/a City Finance Company, a jury awarded just over $71 million against one of the Company's subsidiaries, Washington Mutual Finance Group, LLC, a Delaware limited liability company ("WMF Group"). Pursuant to a motion filed by WMF Group, the trial court reduced the verdict to just over $53 million. WMF Group is in the process of appealing the verdict and has posted a bond to stay execution on the judgment pending the appellate court's ruling. The appeal is still in the briefing stages. The appeal will be based on numerous grounds, including the gross inequity between the alleged economic losses of only $12,000 and the actual jury award. At least one other case, Philisia Banks, et. al. v. City Finance Co., et. al. is expected to go to trial before year-end and could result in an adverse verdict by year-end or early first quarter 2003. Because of the unusual litigation environment in Mississippi it is difficult to predict potential outcomes and losses. However, based upon information presently available, we believe that the total amount that will ultimately be paid, if any, after reductions and appeals, arising from these lawsuits and proceedings will not have a material adverse effect on our consolidated results of operations and financial position.

We are currently evaluating the business and legal environment in Mississippi. During the evaluation process, we have suspended all new loan origination activities and revolving loan advances to Mississippi residents. The moratorium on new advances and originations went into effect September 30, 2002. Based on the information available, we believe that the moratorium will not have a material adverse effect on our consolidated results of operation and financial position.

Note 6  Goodwill

The results for the quarter and year to date ended September 30, 2002, include the effect of adopting SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides that goodwill is no longer amortized and the value of an identifiable intangible asset must be amortized over its useful life, unless the asset is determined to have an indefinite useful life. Goodwill must be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is adopted, and at least annually thereafter. Goodwill has been tested for impairment and it has been determined that there are no impairment losses to be recognized in the period as a result of the impairment analysis performed as of January 1, 2002. The adoption of SFAS No. 142 resulted in a pretax reduction in expenses of $1.1 million for the three months ended September 30, 2002, and $3.4 million year to date.

Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net income would have been as follows:


                                                     Three Months               Nine Months
                                                  Ended September 30,       Ended September 30,
                                                ----------------------    ----------------------
(Dollars in thousands)                                2002        2001          2002        2001
                                                ----------  ----------    ----------  ----------
Net Income:
  Reported net income                           $   13,187  $   16,217    $   41,876  $   49,004
  Add back:  Goodwill previously amortized            -          1,141          -          3,422
  Income before income taxes, excluding         ----------  ----------    ----------  ----------
   amortization of goodwill                         13,187      17,358        41,876      52,426
  Income tax expense                                  -           (416)         -         (1,249)
                                                ----------  ----------    ----------  ----------
  Adjusted net income                           $   13,187  $   16,942    $   41,876  $   51,177
                                                ==========  ==========    ==========  ==========

Note 7  Recently Issued Accounting Standards

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for costs associated with exit or disposition activities be recognized when the liability is incurred and be measured at fair value and adjusted for changes in estimated cash flows. Existing generally accepted accounting principles provide for the recognition of such costs at the date of management's commitment to exit plan. Under SFAS No. 146, management's commitment to exit plan would not be sufficient, by itself, to recognize a liability. The Statement is effective for exit or disposal activities initiated after December 31, 2002 and is not expected to have a material impact on the results of operations or financial condition of the Company.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. This Statement amends Statements No. 72 and 144 and FASB Interpretation No. 9. Among other topics, this Statement requires that an unidentifiable intangible asset that is recognized in an acquisition of a financial institution, in which the liabilities assumed exceed the identifiable assets acquired, to be recorded as goodwill. Consequently, this unidentifiable intangible asset will be subject to the goodwill accounting standards set forth in SFAS No. 142, Goodwill and Other Intangible Assets, and will be evaluated for impairment on an annual basis instead of being amortized. We do not own intangible assets of this nature. Therefore, this Statement is not expected to have a material impact on the results of operations or financial condition of the Company.

Note 8  Discontinued Operations and Subsequent Event

On October 1, 2002, our subsidiary, Blazer Financial Corporation ("BFC") completed the sale of its wholly-owned industrial banking subsidiary, First Community Industrial Bank ("FCIB"), through a merger with First State Bank, NM, formerly First State Bank of Taos, a New Mexico bank ("First State"), wholly-owned by First State Bancorporation, a New Mexico corporation, with First State being the surviving entity. BFC is a wholly-owned subsidiary of Washington Mutual Finance Corporation. Prior to the sale, FCIB declared and paid a dividend to BFC, in the amount of $37.5 million. The consideration paid by First State for the merger was equal to $67.0 million in cash.

Net assets of the discontinued operations for the September 30, 2002 and December 31, 2001 balance sheets are as follows:


(Dollars in thousands)                                September 30,    December 31,
                                                               2002            2001
                                                      -------------    ------------
ASSETS                                                 (Unaudited)

Consumer finance receivables, net                     $     341,972    $    365,713
Investment securities available for sale                     18,945          38,822
Cash and cash equivalents                                     8,518           6,771
Property, equipment and leasehold improvements, net             137             205
Other assets                                                  3,103           5,160
                                                      -------------    ------------
    TOTAL ASSETS                                      $     372,675    $    416,671
                                                      =============    ============
LIABILITIES

Federal Home Loan Bank borrowings                     $     100,000    $    110,000
Customer deposits                                           240,459         237,221
Accounts payable and other liabilities                        1,453           5,705
                                                      -------------    ------------
    TOTAL LIABILITIES                                       341,912         352,926
                                                      -------------    ------------
NET ASSETS OF DISCONTINUED
    OPERATIONS                                        $      30,763    $     63,745
                                                      =============    ============

The operating results of discontinued operations are as follows:


                                                    Three Months             Nine Months
                                                 Ended September 30,     Ended September 30,
                                                --------------------    ---------------------
(Dollars in thousands)                               2002       2001         2002        2001
Interest income:                                ---------  ---------    ---------  ----------
  Loan interest and fee income                  $   7,710  $   9,293    $  23,894  $   28,745
  Investment securities income                        725        586        1,677       1,979
                                                ---------  ---------    ---------  ----------
   Total interest income                            8,435      9,879       25,571      30,724

Interest and debt expense                           3,564      4,642       11,084      15,035
                                                ---------  ---------    ---------  ----------
  Net interest income before
   provision for credit losses                      4,871      5,237       14,487      15,689

Provision for credit losses                         1,166        296        1,770         837
                                                ---------  ---------    ---------  ----------
  Net interest income                               3,705      4,941       12,717      14,852
                                                ---------  ---------    ---------  ----------
Noninterest income                                      6         15           33          63

Noninterest expense:
  Personnel                                         1,028      1,132        3,164       3,445
  Occupancy                                           201        211          633         653
  Advertising                                           8          0            9           6
  Other                                               487        610        1,485       1,884
                                                ---------  ---------    ---------  ----------
   Total noninterest expense                        1,724      1,953        5,291       5,988
                                                ---------  ---------    ---------  ----------
Income before income taxes                          1,987      3,003        7,459       8,927

Provision for federal and state income taxes          908      1,147        3,042       3,414
                                                ---------  ---------    ---------  ----------
Net income                                      $   1,079  $   1,856    $   4,417  $    5,513
                                                =========  =========    =========  ==========


The above net assets and results of operations are not comparable with the consumer banking financial highlights (see "Note 2, Lines of Business"), as the consumer banking highlights include both BFC and FCIB.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Controls and Procedures

An evaluation was performed under the Supervision and with the participation of the Company's management, including the President and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company's management, including the President and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

Cautionary Statements

This section contains forward-looking statements, which are not historical facts and pertain to our future operating results. These forward-looking statements are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or words of similar meaning, or future or conditional verbs, such as "will," "would," "should," "could," or "may" are generally intended to identify forward-looking statements. These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the results discussed in these forward-looking statements due to the following factors, among others: decline of collateral value; increase in delinquency rate; changes in legislation or regulation; litigation; fluctuations in interest rates and competition. These "Risk Factors" are discussed in further detail in our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which is incorporated herein by reference.

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this Form 10-Q.

Overview

Net income for the three and nine months ended September 30, 2002 totaled $13.2 million and $41.9 million. This was an 18.7% and 14.5% decline from the $16.2 million and $49.0 million net income for the same periods of 2001. The major driver of the decrease in net income is an increase in provision for credit losses. Also attributed to this increase, return on average assets for the three and nine months ended September 30, 2002 were down to 1.26% and 1.37%, from 1.60% and 1.65% in the same periods of 2001. See further discussion in "Consolidated Results of Operations".

Consumer finance receivables (net of unearned finance charges and deferred loan fees) increased $111.0 million or 2.9% from December 31, 2001. Our strategy continues to target portfolio growth; however, our loan underwriting and acquisition strategy will continue to take into account the state of the economy in the markets we currently serve or in which we anticipate expanding.

At September 30, 2002, real estate secured loans comprised approximately 57% of the total portfolio, as compared to 54% one year ago. As a result of this continued shift in portfolio mix and the lower rates associated with real estate loans, the overall yield earned on consumer finance receivables declined to 15.07% and 14.99% in the three and nine months ended September 30, 2002 from 15.48% and 15.51% in the same periods of 2001. See "Consolidated Results of Operations."

Net interest spread for the three and nine months ended September 30, 2002 increased to 9.12% and 8.85% from 8.70% and 8.56% for the same periods of 2001. Net interest margin for the three and nine months ended September 30, 2002 increased to 10.08% and 9.84% from 9.74% and 9.60% for the same periods of 2001. These increases are primarily a result of lower cost borrowings, somewhat offset by the shift in mix to lower-yielding real-estate loans, as discussed above.

Net charge-offs totaled $39.4 million and $119.5 million for the three and nine months ended September 30, 2002, as compared to $31.3 million and $89.5 million during the same periods in 2001. Charge-offs in the personal loan portfolio increased as a result of the seasoning of the portfolio that grew significantly in recent years, coupled with the deterioration of the economy. Charge-offs in the real estate loan portfolio increased primarily due to the significant growth of this portfolio over the last three years, coupled with the recent economic downturn. Annualized net charge-offs as a percentage of average consumer finance receivables (excluding unearned finance charges and deferred loan fees) were 4.12% in the nine months ended September 30, 2002, as compared to 3.18% in the same period of 2001. See "Asset Quality".

Operating efficiency is defined as the ratio of noninterest expense to total revenue (which is comprised of net interest income before provision for credit losses and noninterest income). In the three and nine months ended September 30, 2002, our operating efficiency ratio improved to 36.91% and 38.05% from 39.72% and 41.32% for the same periods in 2001. This improvement is due to a higher net interest margin, coupled with reduced noninterest expenses. See "Consolidated Results of Operations."

Critical Accounting Policies

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified one policy that, due to the judgments, estimates and assumptions inherent in this policy, is critical to an understanding of our financial statements. This policy relates to the methodology for the determination of our allowance for credit losses. This policy and related judgments, estimates and assumptions are described in greater detail in subsequent sections of Management's Discussion and Analysis and in the notes to the financial statements included in the Company's 2001 Annual Report on Form 10-K. In particular, Note 2 to the Consolidated Financial Statements - "Summary of Significant Accounting Policies"- generally describes our accounting policies. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our Consolidated Financial Statements to this critical accounting policy, changes in circumstances on which judgments, estimates and assumptions are based, could result in material differences in our results of operations or financial condition.

Recently Issued Accounting Standards

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for costs associated with exit or disposition activities be recognized when the liability is incurred and be measured at fair value and adjusted for changes in estimated cash flows. Existing generally accepted accounting principles provide for the recognition of such costs at the date of management's commitment to exit plan. Under SFAS No. 146, management's commitment to exit plan would not be sufficient, by itself, to recognize a liability. The Statement is effective for exit or disposal activities initiated after December 31, 2002 and is not expected to have a material impact on the results of operations or financial condition of the Company.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. This Statement amends Statements No. 72 and 144 and FASB Interpretation No. 9. Among other topics, this Statement requires that an unidentifiable intangible asset that is recognized in an acquisition of a financial institution, in which the liabilities assumed exceed the identifiable assets acquired, to be recorded as goodwill. Consequently, this unidentifiable intangible asset will be subject to the goodwill accounting standards set forth in SFAS No. 142, Goodwill and Other Intangible Assets, and will be evaluated for impairment on an annual basis instead of being amortized. We do not own intangible assets of this nature. Therefore, this Statement is not expected to have a material impact on the results of operations or financial condition of the Company.

Consolidated Results of Operations

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the three and nine months ended September 30, 2002 increased 7.9% and 5.9% to $99.7 million and $286.6 million, compared to $92.4 million and $270.7 million in the same periods of 2001.

The increase in net interest income before provision for credit losses during the three and nine months ended September 30, 2002 reflects growth in average net consumer finance receivables to $3.87 billion, which was $98.1 million, or 2.6%, greater than the average balance during the same period in 2001. Partially offsetting this portfolio growth is a 52 basis point decrease in average portfolio yield for the nine months ended September 30, 2002, compared to the same period of 2001. This yield compression is primarily a result of lower written rates on both our secured and unsecured loans, although the yield on the unsecured portfolio improved in the third quarter. In addition, the secondary market in which we purchase second mortgages through our subsidiary Aristar Mortgage is highly sensitive to interest rate indices. Accordingly, the yield on our secured portfolio reflects the significant decline in rates that occurred throughout 2001 and have continued this year. In addition, due to laws in some states, as loan size increases, the maximum interest rate allowed by law decreases.

Average debt outstanding remained stable, increasing only $19.6 million or 0.6%, to $3.36 billion during the nine months ended September 30, 2002, as compared to the same period in the prior year. As a result of improved debt management, through lower cost borrowings, the associated interest expense decreased. The overall cost of debt decreased 87 and 92 basis points for the three and nine months ended September 30, 2002, as compared to the same periods in 2001.

The following chart reflects the average balances and related effective yields during the three and nine months ended September 30, 2002 and 2001, as described above:


(Dollars in thousands)                         Three Months Ended September 30,               Nine Months Ended September 30,
                                        -----------------------------------------    ------------------------------------------
                                                  2002                  2001                    2002                  2001
                                        -------------------  --------------------    --------------------  --------------------
                                            Average               Average                 Average               Average
                                            Balance    Rate       Balance    Rate         Balance    Rate       Balance    Rate
Interest-earning assets:                -----------   -----   -----------   -----     -----------   -----   -----------   -----
  Consumer finance receivables:
    Real estate secured loans           $ 2,225,104   11.96%  $ 2,065,845   12.77%    $ 2,151,604   11.99%  $ 2,042,252   12.80%
    Other installment loans               1,429,463   20.82     1,408,339   20.69       1,415,263   20.64     1,396,333   20.91
    Retail installment contracts            278,890   10.48       326,733   10.18         299,209    9.84       329,867    9.45
      Total consumer                    -----------           -----------             -----------           -----------
       finance receivables                3,933,457   15.07     3,800,917   15.48       3,866,076   14.99     3,768,452   15.51

Cash, cash equivalents and
  investment securities                     217,459    4.21       211,528    5.67         215,622    4.00       210,297    6.27
                                        -----------           -----------             -----------           -----------
Total interest-earning
  assets                                $ 4,150,916   14.50%  $ 4,012,445   14.96%    $ 4,081,698   14.41%  $ 3,978,749   15.02%
                                        ===========           ===========             ===========           ===========
Interest-bearing liabilities:
  Senior debt                           $ 2,531,456    6.20%  $ 2,814,215    6.55%    $ 2,595,679    6.27%  $ 2,546,101    6.77%
  Commercial paper                          548,490    2.29       196,468    3.43         428,114    2.12       449,477    5.26
  Customer deposits                         232,059    3.99       225,904    5.79         234,344    4.19       211,992    6.09
  FHLB borrowings                           100,750    4.92       113,988    4.75         101,680    4.84       132,675    5.32
                                        -----------           -----------             -----------           -----------
Total interest-bearing
  liabilities                           $ 3,412,755    5.39%  $ 3,350,575    6.26%    $ 3,359,817    5.55%  $ 3,340,245    6.47%
                                        ===========           ===========             ===========           ===========
Net interest spread                                    9.12%                 8.70%                   8.86%                 8.56%

Net interest margin                                   10.08%                 9.74%                   9.84%                 9.60%



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


(Dollars in thousands)               Three Months Ended September 30,           Nine Months Ended September 30,
                                             2002 vs. 2001                             2002 vs. 2001
                                --------------------------------------    ----------------------------------------
                                       Increase/(Decrease) Due to                Increase/(Decrease) Due to
                                    Volume         Rate   Total Change        Volume           Rate   Total Change
Interest income:                ----------  -----------   ------------    ----------   ------------   ------------
  Consumer finance
   receivables                  $    4,995  $    (3,855)  $      1,140    $    10,974  $    (14,815)  $     (3,841)
  Investment securities                 62         (771)          (709)           160        (3,589)        (3,429)
                                ----------  -----------   ------------    -----------  ------------   ------------
    Total interest income            5,057       (4,626)           431         11,134       (18,404)        (7,270)

Interest expense:
  Interest-bearing
   liabilities                         837       (7,313)        (6,476)           815       (22,834)       (22,019)
                                ----------  -----------   ------------    -----------  ------------   ------------
    Net interest income         $    4,220  $     2,687   $      6,907    $    10,319  $      4,430   $     14,749
                                ==========  ===========   ============    ===========  ============   ============

Provision for Credit Losses

The provision for credit losses for the three and nine months ended September 30, 2002 was $48.4 million and $131.2 million compared to $35.6 million and $99.1 million in the same periods of 2001. For the nine months ended September 30, 2002, the annualized provision for credit losses from continuing operation was 5.0% of average consumer finance receivables (excluding unearned finance charges and deferred loan fees), as compared to 3.9% during the same period of 2001. See further discussion in "Allowance for Credit Losses."

Noninterest Income

Noninterest income increased 12.2% to $6.7 million for the three months ended September 30, 2002, compared to $5.9 million during the same period in 2001. Noninterest income decreased 5.8% to $19.4 million for the nine months ended September 30, 2002, compared to $20.6 million for the same period in 2001. Noninterest income is comprised of revenue earned from the sale of various credit insurance and ancillary products to borrowers at the branch locations. These products include credit life insurance, accident and health insurance, credit property and casualty insurance, term life protector, accidental death and dismemberment insurance (discontinued on February 1, 2002), involuntary unemployment insurance, auto single interest and appliance warranty programs (discontinued in all states but Florida on January 1, 2002 and in Florida on June 1, 2002). Additionally, group debtor life insurance was included as one of our ancillary products in 2001. However, it was discontinued on July 2, 2001.

The decrease in 2002 in year-to-date income from credit insurance products is due primarily to the decision to discontinue the sale of insurance products in Mississippi as of June 2001, to discontinue the sale of single premium credit life and accident and health insurance on closed-end real estate loans in all other branch states as of July 2001, and to discontinue the sale of accidental death and dismemberment insurance and appliance warranty programs during 2002. These decisions were made in response to growing concern that the products were not fully meeting the needs of consumers. An alternative product, intended to be more responsive to customer needs and desires, has been developed and is being introduced on a graduated basis in almost every branch state. The product, monthly outstanding balance credit life insurance, provides for premiums to be billed monthly instead of financed at the beginning of the loan. The product has already been introduced in sixteen branch states through the third quarter of 2002, and is anticipated to be in each of our major branch states by the end of the first quarter of 2003. Also contributing to the decline in income from credit insurance products is a decrease in the number of loans originated during the nine months ended September 30, 2002, as compared to the same period in 2001.

Noninterest Expense

Noninterest expense for the three and nine months ended September 30, 2002 decreased 2.4% and 6.1% to $39.2 million and $116.4 million, as compared to $40.2 million and $123.9 million for the same periods in 2001. The decrease in noninterest expense is attributed to continued cost-containment efforts, begun in the second half of 2001. There were several factors contributing to the expense improvements over prior year. Year to date personnel expense decreased 5.7%, due to the consolidation of 50 branches in December 2001, as well as the centralization of certain funding and posting functions from sales offices to the customer care center in Pensacola during 2002. The centralization effort was identified as one of our cost-containment initiatives and has enabled us to reduce headcount by approximately 240 employees company-wide, during 2002. In 2001, data processing and telecommunication charges associated with introducing a company-wide network in our branch locations caused our other operating expenses to be high. Due to the near-completion of the network, coupled with recent cost-containment efforts, data processing and telecommunication charges for the nine months ended September 30, 2002 are approximately 20.2% below the same period for 2001. These were somewhat offset by an increase in expenses associated with our direct mail marketing strategy.

Lines of Business

Through October 1, we were managed along two major lines of business: Consumer Finance and Consumer Banking (see "subsequent event"). Following is an overview of the performance of each line of business in the three and nine months ended September 30, 2002:

Consumer Finance

o Net income decreased 16.2% and 14.6% to $12.1 million and $37.5 million for the three and nine months ended September 30, 2002 from $14.5 million and $43.9 million in the same periods of 2001.

o The Consumer Finance receivables portfolio (net of unearned finance charges and deferred loan fees) increased $134.5 million or 3.9% during the nine months ended September 30, 2002.

o Net interest margin increased as a result of lower cost of funds, as well as improved yields on personal loans and sales finance loans. See discussion in "Consolidated Results of Operations".

Consumer Banking

o Net income decreased 38.8% and 14.1% to $1.1 million and $4.4 million for the three and nine months ended September 30, 2002, compared to $1.8 million and $5.1 million during the same periods of 2001.

o The Consumer Banking receivables portfolio decreased $23.5 million or 6.3% during the nine months ended September 30, 2002.

o Net interest margin decreased as a result of an overall decline in earned yields due to the adjustable-rate nature of much of the receivables portfolio.

Asset Quality

Consumer Finance Receivables

Consumer finance receivables consisted of the following:


                                      September 30,    December 31,
(Dollars in thousands)                         2002            2001
                                      -------------    ------------
Consumer finance receivables:
  Real estate secured loans           $   2,509,899    $  2,357,780
  Other installment loans                 1,617,402       1,632,337
  Retail installment contracts              316,872         385,298
                                      -------------    ------------
  Gross consumer finance receivables      4,444,173       4,375,415

Less:  Unearned finance charges and
        deferred loan fees                 (477,850)       (520,069)
       Allowance for credit losses         (139,500)       (126,022)
                                      -------------    ------------
Consumer finance receivables, net     $   3,826,823    $  3,729,324
                                      =============    ============

Allowance for Credit Losses

Activity in the allowance for credit losses was as follows:


                                      Nine Months Ended September 30,
                                      -------------------------------
(Dollars in thousands)                         2002              2001
                                      -------------      ------------
Balance, beginning of period          $     126,022      $    104,587
Provision for credit losses from
  continuing operations                     131,161            99,126
Provision for credit losses from
  discontinued operations                     1,770               837
                                       ------------      ------------
Total provision for credit losses           132,931            99,963
Amounts charged-off:
  Real estate secured loans                  (7,789)           (4,948)
  Other installment loans                  (114,711)          (89,161)
  Retail installment contracts              (12,061)           (9,763)
                                      -------------      ------------
                                           (134,561)         (103,872)
Recoveries:
  Real estate secured loans                     368               220
  Other installment loans                    12,829            12,230
  Retail installment contracts                1,911             1,925
                                      -------------      ------------
                                             15,108            14,375
                                      -------------      ------------
Net charge-offs                            (119,453)          (89,497)
                                      -------------      ------------
Allowances on notes purchased         $        -                  150
                                      -------------      ------------
Balance, end of period                $     139,500      $    115,203
                                      =============      ============

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

Management establishes the allowance for credit losses based on estimated losses inherent in the portfolio. There are several underlying factors in our portfolio that support our current level of allowance for credit losses. We analyze our reserves based on both trailing coverage and forward looking coverage. Trailing coverage represents the percentage of coverage we currently have in the allowance, based on the previous 12 months of losses. Forward looking coverage represents the percentage of coverage we have in the allowance, based on estimated losses inherent in the portfolio over the next 12 months. Our trailing coverage is slightly lower compared to the same period last year, and our forward looking coverage has improved when comparing the same period of time.

Loan to value ("LTV") represents dollars loaned as a percentage of the value of the collateral of our real estate secured loans. Lower LTV means lower risk. Our active management of the real estate secured portfolio has focused on reducing the LTV on new originations, which has resulted in a reduction of the LTV for the overall portfolio. This has been partially offset by an increase in LTV of acquired loans through the Aristar Mortgage channel. This increase reflects our improved underwriting criteria utilized in selecting these accounts for purchase.

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

Our allowance for credit losses as of September 30, 2002 was $139.5 million, an increase of $13.5 million, or 10.7% as compared to December 31, 2001. Based on our historical data and strengthened underwriting criteria, management considers the allowance for credit losses adequate to cover losses inherent in the portfolio at September 30, 2002. No assurance can be given that we will not, in any particular period, sustain credit losses that are sizable in relation to the amount reserved, or that subsequent evaluation of the portfolio, in light of the factors then prevailing, including economic conditions and our ongoing examination process and that of our regulators, will not require significant increases in the allowance for credit losses.

The following table sets forth, by loan type, the amount of receivables delinquent for 60 days or more, on a contractual basis, and the ratio of that amount to gross consumer finance receivables outstanding in each category:


(Dollars in thousands)          September 30, 2002      December 31, 2001
                                ------------------      -----------------
Real estate secured loans       $  42,963     1.72%     $  48,386    2.06%
Other installment loans            94,590     5.85         93,987    5.76
Retail installment contracts        9,842     3.12         10,734    2.79
                                ---------    -----      ---------   -----
                                $ 147,395     3.32%     $ 153,107    3.51%
                                =========    =====      =========   =====

Liquidity

We fund our operations through a variety of corporate borrowings. The primary source of these borrowings is corporate debt securities issued by the Company. At September 30, 2002, eight different fixed-rate senior debt issues totaling $2.49 billion were outstanding, with a weighted-average coupon rate of 6.96%.

To meet our short-term funding needs, we typically issue commercial paper. We have a commercial paper program with several investment banks which provides $500 million in borrowing capacity. At September 30, 2002, under this program, seventeen different commercial paper borrowings totaling $260.8 million were outstanding, with an average cost of 1.90%. Additionally, on July 31, 2002, we entered into an agreement with Westdeutsche Landesbank Girozentrale ("WestLB") to participate in a $300 million asset-backed commercial paper conduit program. Under this program, administered by WestLB, up to $300 million of funding will be made available through the assignment of an undivided interest in a specified group of unsecured receivables to a special purpose, wholly-owned consolidated subsidiary of the Company. Under the terms of the agreement, which has a 364-day term, with an option to extend for up to two additional 364-day periods, WestLB issues commercial paper (indirectly secured by the receivables), on behalf of the Company. Under this agreement, we borrowed $150 million on August 2, 2002 and $150 million on August 8, 2002, with an average cost of 1.83%. Under the two programs, combined, we had commercial paper outstanding of $560.8 million at September 30, 2002.

We also share, with Washington Mutual, an $800 million 3-year revolving credit facility, which provides back-up for our commercial paper programs. Previously, we shared two revolving credit facilities, which provided combined back-up of $1.2 billion. Effective August 12, 2002 the facilities were restructured into the existing $800 million 3-year credit facility. The borrowing capacity is limited to the amount of the credit facility, net of the amount of combined commercial paper outstanding. At September 30, 2002, there was $239.2 million available under the facility. There were no direct borrowings under this facility or the previously existing facilities at any point during 2002 or 2001.

First Community Industrial Bank ("FCIB") raised funds through customer deposits and borrowings with the Federal Home Loan Bank. At September 30, 2002, the banking subsidiary's outstanding debt totaled $340.5 million, with a weighted-average cost of 4.54%. See "Subsequent Event".

Subsequent Event

On October 1, 2002, our subsidiary, Blazer Financial Corporation ("BFC") completed the sale of its subsidiary, FCIB, to First State Bank, NM, formerly First State Bank of Taos, a New Mexico bank ("First State").

Capital Management

We establish equity leverage targets based upon the ratio of debt (including customer deposits) to tangible equity. The debt to tangible equity ratio at September 30, 2002 of 6.57:1 is consistent with the ratio of 6.50:1 at December 31, 2001. The determination of our dividend payments and resulting capital leverage is managed in a manner consistent with our desire to maintain strong and improved credit ratings. In addition, provisions of certain of our debt agreements restrict the payment of dividends to a maximum prescribed proportion of cumulative earnings and contributed capital. At September 30, 2002, approximately $132.6 million was available under the debt agreement restriction for future dividends. We declared dividends in the amount of $15.0 million and $45.0 million during the three and nine months ended September 30, 2002. The $15.0 million declared during the third quarter will be paid early in the fourth quarter. All other amounts have been paid. Due to the rapid growth in our consumer finance receivables portfolio during the second quarter of 2002, and in order for us to maintain strong credit ratings, Washington Mutual contributed capital totaling $9.5 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Our net interest income and net income before taxes sensitivity profiles as of September 30, 2002 and December 31, 2001 are stated below:


                                                                Gradual Change in Rates
                                                                -----------------------
Net interest income change for the one year period beginning:      -100bp      +200bp
                                                                ---------    ----------
  October 1, 2002                                                    .32%     (1.70)%
  January 1, 2002                                                    .20%      (.34)%

Net income before taxes change for the one year period beginning:  -100bp      +200bp
                                                                ---------    --------
  October 1, 2002                                                    .86%     (4.61)%
  January 1, 2002                                                    .55%      (.92)%


Our net interest income and net income before taxes "at risk" position has increased since December 31, 2001. The change reflects increased sensitivity to interest rate movement, primarily associated with the resumption of short-term financing needs. At September 30, 2002, the commercial paper balance outstanding was $560.8 million (17.5% of total outstandingdebt), and at December 31, 2001 the commercial paper balance outstanding was $351.1 million (11.2% of total outstanding debt). In general, changes in rates do not have a significant impact on our income, as our customers are less rate sensitive and the majority of our borrowings are fixed rate. Assumptions are made in modeling the sensitivity of net interest income and net income before taxes. The simulation model captures expected prepayment behavior under changing interest rate environments. Sensitivity of new loan volume to market interest rate levels is included as well.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and several of its subsidiaries and their current and former employees are defendants in a number of suits pending in the state and federal courts of Mississippi. The lawsuits generally allege unfair lending and insurance related practices. Similar suits are pending against other financial services companies in Mississippi. In one of the pending cases, Carolyn Baker, et al. v. Washington Mutual Finance Group, LLC f/k/a City Finance Company, a jury awarded just over $71 million against one of the Company's subsidiaries, Washington Mutual Finance Group, LLC, a Delaware limited liability company ("WMF Group"). Pursuant to a motion filed by WMF Group, the trial court reduced the verdict to just over $53 million. WMF Group is in the process of appealing the verdict and has posted a bond to stay execution on the judgment pending the appellate court's ruling. The appeal is still in the briefing stages. The appeal will be based on numerous grounds, including the gross inequity between the alleged economic losses of only $12,000 and the actual jury award. At least one other case, Philisia Banks, et. al. v. City Finance Co., et. al. is expected to go to trial before year-end and could result in an adverse verdict by year-end or early first quarter 2003. Because of the unusual litigation environment in Mississippi it is difficult to predict potential outcomes and losses. However, based upon information presently available, we believe that the total amount that will ultimately be paid, if any, after reductions and appeals, arising from these lawsuits and proceedings will not have a material adverse effect on our consolidated results of operations and financial position.

We are currently evaluating the business and legal environment in Mississippi. During the evaluation process, we have suspended all new loan origination activities and revolving loan advances to Mississippi residents. The moratorium on new advances and originations went into effect September 30, 2002. Based on the information available, we believe that the moratorium will not have a material adverse effect on our consolidated results of operation and financial position.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibit
     Number
     (3)   (a)   Certificate  of  Incorporation  of  Washington  Mutual  Finance
                 Corporation. as presently in effect.  (i)
           (b)   By-Laws of  Washington Mutual Finance Corporation as  presently in effect.  (iii)
     (4)   (a)   Indenture dated as of  July 1, 1995 between  Aristar,  Inc. and
                 The Bank of New York, as trustee. (ii)
           (b)   Indenture dated as  of  October 1, 1997  between Aristar,  Inc.
                 and First Union National Bank, as trustee. (iii)
           (c)   Indenture dated  as of November  15, 1997 between Aristar, Inc.
                 and First Union National Bank, as trustee. (iv)
           (d)   Indenture  dated as of June 23, 1999 between  Aristar, Inc. and
                 Harris Trust and Savings Bank, as trustee.(iv)
           (e)   The registrant  hereby  agrees  to  furnish  the Securities and
                 Exchange Commission upon request with copies of all instruments defining  rights  of  holders  of  long-term debt of Washington
                 Mutual Finance Corporation and its consolidated subsidiaries.
     (99)  (a)   Certification of the President. (filed herewith)
           (b)   Certification of the Chief Financial Officer.  (filed herewith)

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

                                   SIGNATURE



     Pursuant to the requirements of Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2002.

                      WASHINGTON MUTUAL FINANCE CORPORATION



                      By:  /s/  CRAIG A. STEIN
                      ------------------------------------
                      Craig A. Stein
                      Vice President,Controller and Acting
                      Chief Financial Officer
                      (Principal Accounting Officer)


CERTIFICATIONS

I, Daniel J. Gilbert, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Washington Mutual Finance Corporation;
2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employee who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

Date:   November 14, 2002
                                       By:    /s/   DANIEL J. GILBERT
                                           ------------------------------
                                              Daniel J. Gilbert
                                              President of Washington
                                              Mutual Finance Corporation


I, Craig A. Stein, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Washington Mutual Finance Corporation
2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a)   designed  such  disclosure  controls  and  procedures  to  ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employee who have a significant role in the registrant's internal controls; and
6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

Date:   November 14, 2002
                                       By:    /s/   CRAIG A. STEIN
                                           ------------------------------
                                               Craig A. Stein
                                               Acting Chief Financial Officer of
                                               Washington Mutual Finance
                                               Corporation