Form 10-K
period 2002-12-31
WASHINGTON MUTUAL FINANCE CORP
filed 2003-03-27
CIK 7214

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002
                                    OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from......................to.........................

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


          Securities registered pursuant to Section 12 (b)of the Act:

                                                   Name of each exchange
              Title of each class                  on which registered
              -------------------                  -------------------
     6 7/8 % Senior Notes due May 15, 2011       New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:

                                 Not applicable

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X].

The aggregate market value of Common Stock held by non-affiliates: None
As of February 28, 2003, there were 1,000 shares of Common Stock outstanding.

Documents incorporated by reference:    None

Registrant meets the conditions set forth in General  Instruction  (I)(1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                      WASHINGTON MUTUAL FINANCE CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                Table of Contents


                                                                            Page
                                     PART I

Item 1.     Business...........................................................3
Item 2.     Properties........................................................10
Item 3.     Legal Proceedings.................................................10
Item 4.     Submission of Matters to a Vote of Security Holders................*

                               PART II

Item 5.     Market for the Registrant's Common Equity
               and Related Stockholder Matters................................12
Item 6.     Five-Year Summary of Selected Financial Data......................12
Item 7.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................12
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk........24
Item 8.     Financial Statements and Supplementary Data.......................26
Item 9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure............................48

                              PART III

Item 10.    Directors and Executive Officers of the Registrant.................*
Item 11.    Executive Compensation.............................................*
Item 12.    Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters......................*
Item 13.    Certain Relationships and Related Transactions.....................*
Item 14.    Controls and Procedures...........................................13

                               PART IV

Item 15.    Exhibits, Financial Statement Schedules and
               Reports on Form 8-K............................................49


       * Items 4, 10, 11, 12 and 13 are not included as per conditions met by Registrant set forth in General Instruction I(1(a) and (b) of Form 10-K.

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

Our Company's operations consists principally of a network of 432 branch offices located in 26 states, primarily in the southeast, southwest and California ("Consumer Finance"). These offices operate under the name Washington Mutual Finance. Our branch offices are typically located in small- to medium-sized communities in suburban or rural areas and are managed by individuals who generally have considerable consumer lending experience. We make secured and unsecured consumer installment loans, and purchase installment contracts from local retail establishments. The consumer credit transactions are primarily for personal, family, or household purposes. From time to time, we purchase, servicing released, real estate secured consumer loans from national mortgage companies and banking operations through our wholly owned subsidiary, Washington Mutual Finance, Inc., a California corporation, which does business as Aristar Mortgage Company ("Aristar Mortgage").

Until October 1, 2002, we also owned a consumer financial services business ("Consumer Banking"), which provided services through our industrial banking subsidiary, First Community Industrial Bank ("FCIB"). FCIB had 10 branches in Colorado and Utah. FCIB made consumer loans, purchased retail installment contracts and accepted deposits insured by the Federal Deposit Insurance Corporation. This business was sold on October 1, 2002 and, accordingly, Consumer Banking has been accounted for, and is reported as, discontinued operations.

Discontinued Operations

On October 1, 2002, we completed the sale of FCIB through a merger with First State Bank, NM, formerly First State Bank of Taos, a New Mexico bank ("First State"), wholly-owned by First State Bancorporation, a New Mexico corporation, with First State being the surviving entity. Accordingly, Consumer Banking has been accounted for as discontinued operations and the accompanying Consolidated Financial Statements presented herein have been restated to report separately the net assets and liabilities and operating results of the discontinued operation.

Portfolio Composition

The following table provides an analysis by type of our consumer finance receivables (excluding unearned finance charges and deferred loan fees) from continuing operations at the dates shown:

(Dollars in thousands)                                              December 31,
                                           --------------------------------------------
                                                2002            2001             2000
Notes and contracts receivable:            -----------      -----------     -----------
Type:
   Real estate secured loans               $ 1,929,797      $ 1,738,967     $ 1,628,628
   Other installment loans                   1,464,234        1,410,529       1,390,697
   Retail installment contracts                264,366          330,404         319,637
                                           -----------      -----------     -----------
     Total                                 $ 3,658,397      $ 3,479,900     $ 3,338,962
                                           ===========      ===========     ===========
     Number of accounts                        886,585          984,775         997,850
Type as a percent of total receivables:
   Real estate secured loans                      52.8%            50.0%           48.8%
   Other installment loans                        40.0             40.5            41.6
   Retail installment contracts                    7.2              9.5             9.6
                                           -----------      -----------     -----------
                                                 100.0%           100.0%          100.0%
                                           ===========      ===========     ===========

For the year ended December 31, 2002, real estate secured loans outstanding (excluding unearned finance charges and deferred loan fees) increased $190.8 million, or 11.0% from 2001 as compared with an increase of $110.3 million, or 6.8%, from 2000 to 2001. Aristar Mortgage contributed $174.8 million toward the real estate secured loan growth in 2002 through its bulk purchases of real estate secured consumer loans from national mortgage companies and banking operations. Real estate secured loans are typically secured by first or second mortgages, and those originated by us are primarily used by the customer for purchases of consumer goods or debt consolidation. We have focused on increasing our percentage of real estate loans due to the better credit quality inherent in the customer base. The underlying security in real estate secured loans reduces our risk of loss. In addition, the larger average balance makes this loan type more cost effective to purchase or originate and service. At December 31, 2002 and 2001, the average balance of a real estate secured loan was approximately $28,700 and $27,600.

Over the past two years, other installment loans outstanding (excluding unearned finance charges and deferred loan fees) has remained relatively flat, increasing $53.7 million, or 3.8% in 2002 over 2001, and increasing $19.8 million or 1.4% from 2000 to 2001. These results are due primarily to our focus on growing the real estate portfolio. Other installment loans are either secured by consumer goods or unsecured and are primarily used by the customer to make specific purchases of consumer goods or undertake personal debt consolidation. At December 31, 2002 and 2001, the average balance of an other installment loan was approximately $2,800 and $2,500.

During 2002, retail installment contracts outstanding (excluding unearned finance charges and deferred loan fees) decreased $66.0 million, or 20.0%, as compared to an increase of $10.8 million, or 3.4% from 2000 to 2001. This decline is due primarily to the change in consumer purchasing habits caused by the slow economy. This loan type is generally utilized as a source of new customers, and it has been determined that maintaining this portfolio as a small percentage of the mix is appropriate for generating cross-selling opportunities, while minimizing the impact on yields. Retail installment contracts are generally acquired without recourse to the originating merchant and establish a customer relationship for developing future loan business. These contracts result from the sale of consumer goods and payment is secured by such goods.

Retail installment contracts are generally acquired through the originating merchant. We had such arrangements with approximately 3,000 merchants in 2002. At December 31, 2002 and 2001, the average balance of a retail installment contract was approximately $900 and $930.

Consumer loans are typically fixed-rate and are originated by customer application or acquired through periodic purchases of receivable portfolios. Loan originations are a result of business development efforts consisting of direct mail, telemarketing and branch office sales personnel. Consumer loans written in 2002 had original terms generally ranging from 12 to 240 months and averaged 64 months. Of the loans originated in 2002, approximately 74.9% of the dollar value were unsecured or secured by consumer goods, automobiles or other personal property, and approximately 25.1% were secured by real estate. In addition, the Company purchases loan portfolios from its competitors and secondary markets. In 2002, $357.4 million of loans were purchased, primarily through Aristar Mortgage. Of these, approximately 2.3% were unsecured or secured by consumer goods, automobiles or other personal property, and approximately 97.7% were secured by real estate.

As part of our consumer finance line of business, we make available, at the option of our customers, various credit insurance and ancillary products. These products include credit life insurance, credit accident and health insurance, credit property and casualty insurance, term life protector, and involuntary unemployment insurance. We do not sell insurance to non-customers. The credit insurance we sell is written by unaffiliated insurance companies, and we substantially reinsure all of these policies, and earn a reinsurance premium thereon, except for the involuntary unemployment insurance, for which we earn a direct commission.

Yield Written

For the years ended December 31, 2002, 2001 and 2000 the average portfolio yield written during the year, by loan type, was as follows:



                                               2002       2001       2000
                                              -----      -----      -----
         Real estate secured loans            13.33%     13.74%     14.12%
         Other installment loans              24.20      24.59      25.11
         Retail installment contracts         19.84      19.95      19.86



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

Geographic Distribution

Geographic diversification of consumer finance receivables reduces the concentration of credit risk associated with a recession in any one region. The concentration of consumer finance receivables (excluding unearned finance charges and deferred loan fees) by state was as follows (note that these results are based on the state where the customer resides):



                                                      December 31,
                        -----------------------------------------------------------------------
                                   2002                     2001                     2000
                        ---------------------     --------------------    ---------------------
(Dollars in thousands)  Amount        Percent        Amount    Percent       Amount     Percent
                        -----------   -------     -----------  -------    -----------   -------
California              $   601,936      16%      $   474,181     14%     $   388,825     12%
Texas                       491,366      13           422,184     12          363,407     11
Tennessee                   363,042      10           345,587     10          339,852     10
North Carolina              281,545       8           291,929      8          292,893      9
Florida                     248,674       7           222,324      6          222,010      7
South Carolina              178,067       5           179,379      5          182,669      5
Virginia                    160,967       4           157,217      5          161,247      5
Louisiana                   143,326       4           145,127      4          146,146      4
Alabama                     128,195       4           118,487      4          118,785      4
Oklahoma                    113,928       3           107,086      3          102,036      3
Other                       947,351      26         1,016,399     29        1,021,092     30
                        -----------   -------     -----------  -------    -----------   -------
Total Continuing
   Operations           $ 3,658,397     100%      $ 3,479,900    100%     $ 3,338,962    100%
                        ===========   =======     ===========  =======    ===========   =======



Credit Loss Experience

We closely monitor portfolio delinquency and loss rates in measuring the quality of the portfolio and the potential for ultimate credit losses. An account is considered delinquent when a payment is 60 days or more past due, based on the original terms of the contract. Under our policy, non-real estate secured delinquent accounts generally are charged off (i.e. fully reserved) when they become 180 days contractually delinquent. Real estate secured delinquent accounts are handled on a case-by-case basis, with foreclosure proceedings typically beginning when the accounts are between 60 and 90 days contractually delinquent. Within legal limitations such as bankruptcy discharges of debt, collection efforts continue after an account has been charged off until it is determined that the cost of collection efforts outweighs the benefits received.

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

We maintain an allowance for loan losses inherent in the receivables portfolio. The allowance is based on an ongoing assessment of the probable estimated losses inherent in the portfolio. This analysis provides a mechanism for ensuring that estimated losses reasonably approximate actual observed losses. See discussion in "Allowance for loan losses" in Item 7.

Funding Composition

A relatively high ratio of borrowings to invested capital is customary in consumer finance activities due to the quality and term of the assets employed by the business. As a result, the spread between the revenues received from loans and interest expense is a significant factor in determining our net income.

We fund our operations principally through net cash flows from operating activities, short-term borrowings in the commercial paper market and issuances of senior debt.

The Company has a commercial paper program with several investment banks which provides $500 million in borrowing capacity. At December 31, 2002, twenty-nine different commercial paper borrowings totaling $439.5 million were outstanding, with an average coupon of 1.81%. We also share with Washington Mutual an $800 million three-year revolving credit facility, which provides back-up for our commercial paper programs. The borrowing capacity is limited to the amount of the credit facility, net of the amount of combined commercial paper outstanding. At December 31, 2002, there was $360.5 million available under the facility. There were no direct borrowings under the facility at any point during 2002 or 2001.

On July 31, 2002, we entered into an agreement with Westdeutsche Landesbank Girozentrale ("WestLB") to participate in a $300 million asset-backed commercial paper conduit program. Under this program, administered by WestLB, up to $300 million of funding will be made available through the assignment of an undivided interest in a specified group of unsecured receivables to a special purpose, wholly-owned consolidated subsidiary of the Company. Under the terms of the agreement, which has a 364-day term, with an option to extend for up to two additional 364-day periods, WestLB issues commercial paper (indirectly secured by the receivables), on behalf of the Company. Under this agreement, we had $300 million outstanding, with an average coupon of 1.42% at December 31, 2002.

Effective January 16, 2003, we entered into a 364-day unsecured revolving credit agreement with Washington Mutual, Inc., which provides $250.0 million in borrowing capacity at an interest rate of LIBOR plus 0.45% and is automatically renewable for an additional 364 days. Under the agreement, we borrowed $150.0 million on January 17, 2003. See "Subsequent Event".

Senior notes outstanding totaled $2.39 billion at December 31, 2002, with a weighted average coupon of 7.00%.

Available Information

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports filed pursuant to
Section 13(a) or 15(d) of the Exchange Act, available free of charge on or through our website located at www.wamufinance.com or through the United States Securities and Exchange Commission's website at www.sec.gov.

Employee Relations

Our number of full-time equivalent employees at December 31, 2002 was approximately 2,300, a 13.2% decrease from December 31, 2001 due primarily to the sale of FCIB in October, as well as efficiencies gained through the centralization of certain branch functions. We believe that we have been successful in attracting and retaining quality employees and that our employee relations are good.

Factors That May Affect Future Results

From time to time, we have made and will make forward-looking statements. Our Form 10-K and other documents that we file with the Securities and Exchange Commission have forward-looking statements. In addition, our senior management may make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may."

Forward-looking statements provide our expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. These statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. There are a number of factors, many of which are beyond our control, that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements.

Some of these factors are described below.

A decline of collateral value may adversely affect the credit quality of our portfolio

Approximately 53% of our consumer finance receivables outstanding were secured by real estate at December 31, 2002. Any material decline in real estate values reduces the ability of borrowers to use home equity to support borrowings and increases the loan-to-value ratios of loans previously made by us, thereby weakening collateral coverage and increasing the possibility of a loss in the event of a borrower default. Further, delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions. Any sustained period of such increased delinquencies, foreclosures and losses could adversely affect our results of operations and financial condition.

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

Changes in legislation or regulation could adversely affect our business operations

Our lending activities are subject to federal consumer protection laws such as the Amended Truth-in-Lending Act (including the Home Ownership and Equity Protection Act of 1994, "HOEPA"), the Fair Housing Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Real Estate Settlement
Procedures Act, the Home Mortgage Disclosure Act and the Fair Debt Collection Practices Act and regulations promulgated thereunder. Amendments to Regulation C implementing the Home Mortgage Disclosure Act ("HMDA") have been adopted. Prior to the amendments, we were generally exempt from HMDA reporting. The amendments will require us to report certain mortgage loans and will require certain additional data that was not previously required, such as designation of HOEPA applicability to the mortgage loan. In anticipation of the HMDA effective date for the amendments, we instituted an implementation plan and have already begun a pilot test of the new programming required to comply with the reporting requirements and to insure that we are in compliance with the regulations by the mandatory compliance date. The HMDA amendments are not expected to have a material adverse impact on the business.

We are also under the federal regulatory oversight of the Federal Trade Commission ("FTC") which, from time to time, promulgates rules that affect our operations. Our operating subsidiaries are subject to state laws and regulatory oversight which laws and regulations: (i) impose licensing obligations on us,
(ii) establish eligibility criteria for mortgage loans, (iii) prohibit discrimination, (iv) provide for inspections and appraisals of properties, (v) require credit reports on loan applicants, (vi) regulate assessment, collection, foreclosure and claims handling, (vii) mandate certain disclosures and notices to borrowers, (viii) in some cases, fix maximum interest rates, fees, loan amounts, prepayment penalties and refinancing frequencies and (ix) regulate or prohibit the sale of credit insurance products. Failure to comply with the state and federal requirements can lead to termination or suspension of our ability to make and collect loans, certain rights of rescission for mortgage loans, individual civil liability, class action lawsuits and administrative enforcement actions.

Although consumer finance laws have been in effect for many years, amending and new legislation is frequently proposed. Currently there are a handful of subprime lending bills pending in various states, cities and counties, including Tennessee, West Virginia, Oakland, CA, Los Angeles, CA, Detroit, MI, and Toledo, OH. In general the bills are aimed at lending practices considered to be "predatory" as they have an adverse effect on borrowers with weakened credit histories and lower prepayment abilities. If passed, generally the bills or ordinances may impose additional loan disclosure requirements, restrict prepayment penalties, prohibit frequent loan refinancings without benefit to the borrower and increase enforcement abilities and penalties for violations. Due to self-imposed lending guidelines, we believe that the pending state bills and ordinances would have minimal impact on our operations if passed. There can be no assurance that more restrictive laws, rules and regulations will not be proposed and adopted in the future, or that existing laws and regulations will not be interpreted in a more restrictive manner. Such occurrences could make compliance more difficult or expensive.

Our lending practices have in the past been, and currently are, under regulatory review by various state authorities in the normal course of their examination functions. Additionally, the laws and regulations described above are subject to administrative and judicial interpretation. Where the law or regulation has been infrequently interpreted (or there are an insignificant number of interpretations of recently enacted regulations) ambiguity with respect to permitted conduct under these laws and regulations can result. Any ambiguity under the regulations to which we are subject may lead to regulatory investigations or enforcement actions and private causes of action, such as class action lawsuits, with respect to our compliance with the applicable laws and regulations.

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

Fluctuations in interest rates may adversely affect our profitability

Our profitability may be adversely affected during any period of rapid changes in interest rates, as substantially all consumer loans outstanding are written at a fixed rate. A substantial and sustained increase in interest rates could adversely affect the spread between the rate of interest received by us on our loans and the interest rates payable under our debt agreements. Such interest rate increases could also affect our ability to originate loans. A significant decline in interest rates could decrease the balance of the consumer finance receivables portfolio by increasing the level of loan prepayments. See Item 7 - "Asset/Liability Management" for sensitivity analysis.

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

Item 2.    Properties

The Company's corporate headquarters building is located in Tampa, Florida. The current lease expires in May 2006, with an additional five-year option to renew.

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

See "Notes to Consolidated Financial Statements - Note 12: Leases" for additional information on rental expense and lease commitments.

Item 3.    Legal Proceedings

The Company and several of its subsidiaries and their current and former employees are defendants in approximately 35 suits pending in the state and federal courts of Mississippi. The lawsuits generally allege unfair lending and insurance related practices. Similar suits are pending against other financial services companies in Mississippi. All but three of the suits are currently in various stages of discovery or stayed pending the outcome of motions for remand and no immediate developments are expected in those cases.

In one of the pending cases, Carolyn Baker, et al. v. Washington Mutual Finance Group, LLC f/k/a City Finance Company, a jury awarded just over $71 million against one of the Company's subsidiaries, Washington Mutual Finance Group, LLC, a Delaware limited liability company ("WMF Group"). Pursuant to a motion filed by WMF Group, the trial court reduced the verdict to just over $53 million. WMF Group is in the process of appealing the verdict and has posted a bond to stay execution on the judgment pending the appellate court's ruling. WMF Group's appellate brief and three amicus briefs were filed in November and all briefing is expected to be completed by the end of first quarter 2003. The appeal is based on numerous grounds, including the gross inequity between the alleged economic losses of only $12,000 and the actual jury award.

In the case of Philisia Banks, et. al. v. City Finance Co., et. al., which was originally scheduled for trial beginning December 16, 2002, the plaintiffs requested further mediation. No new trial date has been set. This case is now expected to go to trial sometime in the first or second quarter of 2003. In the case of William Agnew, et. al. v. City Finance Company of Mississippi, Inc., et. al., a trial is currently set for May of 2003 and a motion for summary judgment is currently pending. Adverse verdicts could result in either case by the end of second quarter 2003. Because of the unusual litigation environment in Mississippi, it is difficult to predict potential outcomes and losses. However, based upon information presently available, we believe that the total amount that will ultimately be paid, if any, after reductions and appeals, arising from these Mississippi lawsuits and proceedings will not have a material adverse effect on our consolidated results of operations and financial position.

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

Payment of dividends is within the discretion of the Company's Board of Directors. Provisions of certain of our debt agreements restrict the payment of dividends to a maximum prescribed portion of cumulative earnings and contributed capital and otherwise provide for the maintenance of minimum levels of equity and maximum leverage ratios. Dividends will be paid when capital exceeds the amount of debt to tangible capital (leverage ratio) deemed appropriate by management. This leverage ratio will be managed with the intention of maintaining the existing credit ratings on our outstanding obligations. We declared dividends totaling $123.0 million during 2002 and $43.5 million during 2001.


Item 6.  Five-Year Summary of Selected Financial Data

The selected financial data is included in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations". Please refer to Item 7, as the selected financial data should be read in conjunction with the accompanying consolidated financial statements and related notes in Item 8 and other financial information included in this Form 10-K. On October 1, 2002, we sold our Consumer Banking subsidiary. Accordingly, it has been accounted for as discontinued operations and the accompanying selected financial data has been restated to report separately the net assets and operating results of this discontinued operation.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This section contains forward-looking statements, which are not historical facts and pertain to our future operating results. These forward-looking statements are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or words of similar meaning, or future or conditional verbs, such as "will," "would," "should," "could," or "may" are generally intended to identify forward-looking statements. These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the results discussed in these forward-looking statements. Refer to "Business - Factors that May Affect Future Results" for additional information on forward-looking statements.

Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this annual report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to modify our disclosure controls and procedures.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our Consolidated Financial Statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our Consolidated Financial Statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

Critical Accounting Estimates

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified one policy that, due to the judgments, estimates and assumptions inherent in this policy, is critical to an understanding of our Consolidated financial statements. This policy relates to the methodology for the determination of our allowance for loan losses. This policy and judgments, estimates and assumptions are described in greater detail in subsequent sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Initial Adoption of Accounting Policies

The Company did not adopt any new accounting policies during the year ended December 31, 2002 that were not the result of new accounting literature issued by a recognized accounting standard setter and that had a material impact on the Company's financial presentation.

Five-Year Summary of Selected Financial Data

The following selected financial data is taken from our consolidated financial statements. Accordingly, all amounts shown are from continuing operations, unless otherwise noted. Per share information is not included because all of our stock is owned by Washington Mutual.




                                             As of, or For the Years Ended December 31,
                               -------------------------------------------------------------------
(Dollars in thousands)             2002           2001          2000          1999          1998
                               ----------     ----------    ----------    ----------    ----------
Net interest income            $  200,928     $  219,127    $  231,283    $  205,902    $  186,416

Noninterest income                 27,624         29,212        30,914        30,094        27,817

Noninterest expense               158,438        164,011       148,164       128,941       137,323

Income from continuing
   operations                      44,842         53,760        71,240        65,794        46,294

Income from operations of
   discontinued division (less
   applicable income taxes)         4,417          7,365         7,649         7,198         6,593

Gain on disposition of discontinued
   operations (less applicable
   income taxes)                   22,523            -             -              -            -

Net income                         71,782         61,125        78,889        72,992        52,887

Consumer finance
   receivables                  3,507,971      3,357,050     3,237,547     2,590,591     2,203,842

Total assets                    3,847,308      3,719,740     3,574,086     2,915,364     2,477,976

Total debt                      3,129,144      3,018,322     2,880,099     2,238,058     1,914,090

Total equity                      517,030        559,657       539,088       475,158       419,330




Overview

On October 1, 2002, we sold FCIB, our Consumer Banking subsidiary. Accordingly, it has been accounted for as discontinued operations and the accompanying selected financial data has been restated to report separately the net assets and operating results of this discontinued operation. We had net income after discontinued operations of $71.8 million in 2002, which represents a 17% increase from the $61.1 million reported in 2001 and a 9% decrease from the $78.9 million reported in 2000.

The following are key highlights of our performance from continuing operations:

o Consumer finance receivables, net of unearned income and allowance, increased 4.5% in 2002, from 2001. This reflects our ongoing strategy to target portfolio growth, while continuing to take into account the economic state in markets we currently serve or into which we anticipate expanding.

o Yields earned on consumer finance receivables declined to 15.61% in 2002 from 16.05% in 2001. This was due primarily to a shift in product mix towards lower-yielding real estate secured loans and stricter underwriting of other installment loans, which resulted in lending larger amounts at lower allowable coupon rates.

o Net interest spread increased to 9.48% in 2002, from 9.18% in 2001. Net interest margin increased to 10.51% in 2002, from 10.23% in 2001. Both were due primarily to a lower average cost incurred on interest-bearing liabilities. Net interest spread represents the difference between the yield on interest-earning assets and the interest rate paid on borrowings. Net interest margin represents the ratio of net interest income to average earning assets. Interest income remained relatively flat; however, interest expense decreased significantly due to the lower average cost of interest-bearing liabilities.

o Operating efficiency represents the ratio of noninterest expense (excluding the amortization of goodwill) to total revenue, which is comprised of net interest income before provision for loan losses and noninterest income. In 2002, our operating efficiency ratio improved to 37.9% from 40.4% in 2001. The improvement is due to higher net interest margin, coupled with reduced noninterest expenses. See discussion in "Consolidated Results of Operations
     - Noninterest Expense."

o Delinquencies (accounts contractually past-due greater than 60 days) as a percentage of gross consumer finance receivables decreased to 3.40% at December 31, 2002 from 3.69% in 2001. This improvement of delinquencies is caused primarily by the following two factors: we focused specifically on reducing delinquencies in 2002; and a portfolio that we had purchased in 2000, which experienced higher than expected delinquency rates in 2000 and 2001, was sold in February 2002.

o Net credit losses totaled $161.7 million in 2002, as compared to $125.4 million in 2001 and $101.8 million in 2000. Net credit losses as a percentage of average consumer finance receivables (excluding unearned finance charges and deferred loan fees) were 4.6%, 3.7% and 3.3% in 2002, 2001 and 2000.

Consolidated Results of Operations

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the year ended December 31, 2002 increased 6.7% to $390.2 million, compared to $365.8 million in 2001 and $339.2 million in 2000. Net interest margin for 2002 was 10.51%, compared to 10.23% in 2001 and 10.55% in 2000.

The increase in net interest income before provision for credit losses in 2002 reflects growth in average net consumer finance receivables to $3.54 billion, which was $133.6 million, or 3.9%, greater than the average balance for 2001. Portfolio yield decreased by 44 basis points compared to 2001 due to the remixing of the portfolio to a larger percentage of lower-yielding real estate secured loans and larger balance, lower yielding unsecured loans. However, as a result of an 83 basis point decrease in our average cost of borrowings, our net interest spread increased from 9.18% in 2001 to 9.48% in 2002. Our average debt outstanding increased by $44.9 million, or 1.5%, to $3.03 billion for 2002 to support the growth in assets. Our average costs of borrowings decreased as a result of lower rates on new senior debt issuances, coupled with lower rates associated with our interest rate swap activities. In addition, we shifted our strategy to meet our funding needs with commercial paper borrowings in 2002, where our average rate paid was 283 basis points lower than 2001.

The following table reflects the average outstanding balances and related effective yields and costs in 2002, 2001 and 2000, as described above:


(Dollars in thousands)                                   Year Ended December 31,
                                 ---------------------------------------------------------------------
                                          2002                    2001                    2000
                                 --------------------     -------------------      -------------------
                                    Average                 Average                 Average
                                    Balance      Rate       Balance      Rate       Balance      Rate
Interest-earning assets:         -----------   ------     -----------   ------     -----------  ------
 Consumer finance receivables:
  Real estate secured
   loans                         $ 1,834,680    12.54%    $ 1,695,396    13.35%    $ 1,425,326   13.25%
  Other installment loans          1,418,219    20.71       1,390,992    20.87       1,353,295   21.48
  Retail installment contracts       286,940    10.05         319,881     9.44         291,831   10.59
 Total consumer                  -----------              -----------              -----------
  finance receivables              3,539,839    15.61       3,406,269    16.05       3,070,452   16.63
 Cash, cash equivalents and
  investment securities              174,561     3.59         168,951     6.02         144,097    6.86
                                 -----------              -----------              -----------
Total interest-earning assets    $ 3,714,400    15.05%    $ 3,575,220    15.58%    $ 3,214,549   16.19%
                                 ===========              ===========              ===========
Interest-bearing liabilities:
 Senior debt                     $ 2,547,009     6.23%    $ 2,575,255     6.64%    $ 2,180,747    7.02%
 Commercial paper                    484,405     2.10         411,271     4.93         420,215    6.63
                                 -----------              -----------              -----------
Total interest-bearing
 liabilities                     $ 3,031,414     5.57%    $ 2,986,526     6.40%    $ 2,600,962    6.96%
                                 ===========              ===========              ===========
Net interest spread                              9.48%                    9.18%                   9.23%

Net interest margin                             10.51%                   10.23%                  10.55%


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


(Dollars in thousands)
                               Year Ended December 31,                 Year Ended December 31,
                                   2002 vs. 2001                           2001 vs. 2000
                         ---------------------------------       -------------------------------------
                             Increase/(Decrease) Due to              Increase/(Decrease) Due to
                         ---------------------------------       -------------------------------------
                           Volume      Rate   Total Change         Volume        Rate     Total Change
Interest income:         --------  ---------  ------------       ---------   ---------    ------------
  Consumer finance
   receivables           $ 20,855  $ (14,935) $      5,920       $  53,906   $ (17,531)   $     36,375
  Investment securities       202     (4,096)       (3,894)          1,495      (1,212)            283
                         --------  ---------  ------------       ---------   ---------    ------------
    Total interest income  21,057    (19,031)        2,026          55,401     (18,743)         36,658

Interest expense:
  Interest-bearing
   liabilities              2,499    (24,831)      (22,332)         24,674     (14,599)         10,075
                         --------  ---------  ------------       ---------   ---------    ------------
    Net interest income  $ 18,558  $   5,800  $     24,358       $  30,727   $  (4,144)   $     26,583
                         ========  =========  ============       =========   =========    ============

Provision for Loan Losses

The provision for loan losses during 2002 was $189.3 million, compared to $146.7 million in 2001 and $108.0 million in 2000. In 2002, the provision for loan losses was 5.35% of average consumer finance receivables (excluding unearned finance charges and deferred loan fees), compared to 4.31% for 2001 and 3.52% in 2000. See further discussion in "Allowance for loan losses."

Noninterest Income

Noninterest income decreased to $27.6 million in 2002, compared to $29.2 million in 2001 and $30.9 million in 2000. Noninterest income is typically comprised of revenue earned from the sale of various credit insurance and ancillary products to borrowers at the branch locations. These products include credit life insurance, accident and health insurance, credit property and casualty insurance, term life protector, and involuntary unemployment insurance. The decreases in income from credit insurance products is primarily due to the decision to discontinue the sale of insurance products in Mississippi as of June 2001, and to discontinue the sale of single premium credit life and accident and health insurance on closed-end real estate loans in all other branch states as of July 2001, in response to growing concern that the products were not fully meeting the needs of consumers. An alternative product, intended to be more responsive to customer needs and desires, has been developed and is being introduced on a graduated basis in almost every branch state. The product, monthly outstanding balance credit life insurance, provides for premiums to be billed monthly instead of financed at the beginning of the loan.

Noninterest Expense

Noninterest expense decreased by 3.4% or $5.6 million to $158.4 million in 2002, compared with 2001 and increased 6.9% or $10.3 million, as compared with 2000. The decrease in noninterest expense from 2001 is attributed to continued cost-containment efforts, begun in the second half of 2001. There were several factors contributing to the expense improvements over prior year. Personnel expense decreased 2.1%, due primarily to the sale of FCIB in October, as well as efficiencies gained through the centralization of certain branch functions. Also due to our heightened focus on cost-containment, taxes, licenses and professional fees were approximately 30.4% below 2001. These were somewhat offset by an increase in expenses associated with our direct mail marketing strategy.

Operating efficiency is defined as the ratio of noninterest expense, excluding the amortization of goodwill, to total revenue, which is comprised of net interest income before provision for credit losses and noninterest income. In 2002, our operating efficiency ratio improved to 37.9% from 40.4% in 2001. This improvement is due to higher interest margin and noninterest income, coupled with reduced noninterest expenses.

Provision for Federal and State Income Taxes

The provision for income taxes from continuing operations in 2002 was $25.3 million, which represents an effective rate of 36.04%. This compares to $30.6 million, or 36.25% in 2001 and $42.8 million, or 37.53% in 2000. We are actively managing our effective tax rate by monitoring and, where necessary, adjusting our organizational structure.

Financial Condition

Allowance for loan losses

Activity in the Company's allowance for loan losses is as follows:


                                                          Year Ended December 31,
                                               ---------------------------------------------
(Dollars in thousands)                              2002             2001            2000
                                               ------------      -----------    ------------
Balance, January 1                             $    122,850      $   101,415    $     95,260
Provision for loan losses                           189,256          146,699         107,960
Amounts charged off:
   Real estate secured loans                        (11,389)          (7,217)         (2,463)
   Other installment loans                         (153,772)        (123,723)       (103,576)
   Retail installment contracts                     (15,757)         (13,064)        (12,696)
                                               ------------      -----------    ------------
                                                   (180,918)        (144,004)       (118,735)
Recoveries:
   Real estate secured loans                            472              289             206
   Other installment loans                           16,340           15,917          14,131
   Retail installment contracts                       2,426            2,384           2,593
                                               ------------      -----------    ------------
                                                     19,238           18,590          16,930
                                               ------------      -----------    ------------
Net charge offs                                    (161,680)        (125,414)       (101,805)

Allowances on notes purchased                          -                 150            -
                                               ------------      -----------    ------------
Balance, December 31                           $    150,426      $   122,850    $    101,415
                                               ============      ===========    ============
Allowance for loan losses as a percentage
  of December 31 consumer finance receivables
  (excluding unearned finance charges and
  deferred loan fees)                                  4.11%            3.53%           3.04%

Net charge offs as a percentage of average
  consumer finance receivables (excluding unearned
  finance charges and deferred loan fees)              4.57%            3.68%           3.32%

Provision for loan losses as a percentage of
  average consumer finance receivables (excluding
  unearned finance charges and deferred loan fees)     5.35%            4.31%           3.52%



In order to establish our allowance for loan losses, the consumer finance receivables portfolio is segmented into two categories: real estate secured and non-real estate secured (other installment loans and retail installment contracts). The determination of the level of the allowance for loan losses and, correspondingly, the provision for credit losses for these homogeneous loan pools rests upon various judgments and assumptions used to determine the risk characteristics of each portfolio. These judgments are supported by analyses that fall into three general categories: (i) economic conditions as they relate to our current customer base and geographic distribution; (ii) a predictive analysis of the outcome of the current portfolio (a migration analysis); and
(iii) prior loan loss experience. Additionally, every real estate secured loan that reaches 60 days delinquency is reviewed by our credit administration management to assess collectibility and determine a future course of action, at times resulting in the need to foreclose on the property.

Management establishes the allowance for loan losses based on estimated losses inherent in the portfolio. There are several underlying factors in our portfolio that support our current level of allowance for loan losses. We analyze our reserves based on both trailing coverage and forward looking coverage. Trailing coverage represents the percentage of coverage we currently have in the allowance, based on the previous 12 months of losses. Forward looking coverage represents the percentage of coverage we have in the allowance, based on estimated losses inherent in the portfolio over the next 12 months. Our trailing coverage is slightly lower compared to the end of 2001 and our forward looking coverage has improved over the same period of time.

Net charge offs in 2002 increased significantly over the prior year, primarily due to the seasoning of the portfolio which had grown significantly in prior years, coupled with economic pressures resulting from the prolonged recession. However, as reflected below, the delinquency trends in our portfolio are favorable. This is a result of both strengthened underwriting capabilities and a heightened focus on collection efforts in the branch offices and the Pensacola facility. In the fourth quarter of 2002, these factors resulted in a decrease in other installment loans contractually delinquent 60 days or more of $7.4 million, or 7.8%. Because other installment loans more than 60 days past due typically result in a charge off, this significant reduction is expected to result in lower credit losses in the first half of 2003.

From an underwriting perspective, we have focused our unsecured lending efforts on identifying opportunities in markets with stronger economies, while minimizing exposure in markets deemed to be in recession or unstable. For secured lending, we have focused on reducing the loan to value ("LTV") on new origination. LTV represents the dollars loaned as a percentage of the value of the collateral of our real estate secured loans; lower LTV means less inherent risk.

Based on industry-defined economic status, we have identified states that are in or near recession, and have focused our unsecured lending efforts into non-recessionary states, by targeting those markets for direct mail campaigns, as well as limiting the amount of new money lent to existing borrowers in depressed markets. As a result of our stricter underwriting standards, we have slowed the growth of unsecured loans and continued to remix toward a higher percentage of real estate secured loans. The increased proportion of secured loans in the portfolio, combined with the stronger collateral position, as well as improved unsecured guidelines, is expected to result in a relative decrease in credit losses as the portfolio begins to season in 2003 and beyond.

When a borrower is delinquent in making a payment, the amount of effort put forth in contacting the borrower has a direct, inverse relationship to the likelihood that the account will eventually charge off. In light of this, management has placed an increased emphasis on the level of resources placed toward our collection activity. As a result of the focused, targeted contact strategies put in place and executed upon, the delinquency levels have been favorably impacted.

The following table sets forth, by loan type, the amount of receivables delinquent for 60 days or more, on a contractual basis, and the ratio of that amount to the gross consumer finance receivables outstanding in each category:



                                                        December 31,
                              ------------------------------------------------------------------
(Dollars in thousands)                2002                    2001                     2000
                              -------------------     -------------------     ------------------
Real estate secured loans     $   44,409     2.04%    $   43,236     2.17%    $   29,677    1.57%
Other installment loans           87,179     5.28         93,849     5.77         74,628    4.58
Retail installment contracts       8,874     2.92         10,668     2.82          9,302    2.55
                              ----------              ----------              ----------
Total                         $  140,462     3.40%    $  147,753     3.69%    $  113,607    2.92%
                              ==========              ==========              ==========


At December 31, 2002 and 2001, the Company held foreclosed single-family dwellings with a carrying value of approximately $8.4 million and $10.5 million. These balances total 0.4% and 0.6% of the real estate secured loans outstanding (net of unearned finance charges and deferred loan fees) as of December 31, 2002 and 2001.

Off-Balance Sheet Arrangements

Off  balance  sheet  arrangements  include  financial   guarantees,   contingent
interests, derivative instruments and interests in unconsolidated entities where portions of those entities' losses may be absorbed by the holder.

At December 31, 2002, we had three outstanding interest rate sway agreements with a combined notional amount of $450.0 million and a total fair value of $34.3 million. This amount is reflected as an adjustment to senior debt on the Consolidated Statement of Financial Condition.

Other than the interest rate sway, we did not hold any such off-balance sheet arrangements at December 31, 2002 and 2001.

Aggregate Contractual Obligations

Contractual obligations for payments under long-term debt and lease obligations are shown as follows:


                                                 Contractual Obligations
                       ----------------------------------------------------------------------------
                                          Within           1 - 3           3 - 5            > 5
(Dollars in thousands)    Total           1 year           Years           Years           Years
                       -----------     ------------     -----------     -----------     -----------
Senior debt            $ 2,389,677     $    149,921     $   994,324     $   747,923     $   497,509
Operating leases            27,778            9,985          14,290           3,464              39
                       -----------     ------------     -----------     -----------     -----------
Total                  $ 2,417,455     $    159,906     $ 1,008,614     $   751,387     $   497,548
                       ===========     ============     ===========     ===========     ===========


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

Liquidity

We fund our operations through a variety of corporate borrowings. The primary source of these borrowings is corporate debt securities issued by the Company. At December 31, 2002, seven different fixed-rate senior debt issues totaling $2.35 billion were outstanding, with a weighted-average coupon of 7.00%. To meet our short-term funding needs, we issue commercial paper. The Company has a commercial paper program with several investment banks which provides $500 million in borrowing capacity. At December 31, 2002, twenty-nine different commercial paper borrowings totaling $439.5 million were outstanding, with a weighted-average coupon of 1.81%.

We also share, with Washington Mutual, an $800 million 3-year revolving credit facility which provides back up for our commercial paper programs. Previously, we shared two revolving credit facilities, which provided combined back-up of $1.2 billion. Effective August 12, 2002 the facilities were restructured into the existing $800 million 3-year credit facility. The borrowing capacity is limited to the total amount of the credit facility, net of the amount of combined commercial paper outstanding. At December 31, 2002, there was $360.5 million available under these facilities. There were no direct borrowings under these facilities at any point during 2002 or 2001.

This revolving credit agreement, shared with Washington Mutual, has restrictive covenants which include: a minimum consolidated net worth test; a limit on senior debt to the borrowing base (up to 10:1); subsidiary debt (excluding bank deposits and intercompany debt) not to exceed 30% of total debt; and a 60-day delinquency ratio not to exceed 6% of consumer finance receivables. As of December 31, 2002, we were in compliance with all restrictive covenants.

The following table shows selected sources (uses) of cash:


                                                 Year Ended December 31,
                                      -------------------------------------------
(Dollars in thousands)                     2002            2001             2000
                                      -----------     -----------     -----------
Operations                            $   211,383     $   205,363     $   174,112
Net issuances and repayments of debt      112,510         139,086         640,831
Net originations and purchases
   of consumer finance receivables       (344,164)       (275,818)       (763,479)
Dividends paid                            (45,000)        (43,500)        (25,000)




Subsequent Event

Effective January 16, 2003, we entered into a 364-day unsecured revolving credit agreement with Washington Mutual, Inc., which provides $250.0 million in borrowing capacity at an interest rate of LIBOR plus 0.45% and is automatically renewable for an additional 364 days. Under the agreement, we borrowed $150.0 million on January 17, 2003.

Capital Management

We establish equity leverage targets based upon the ratio of debt to tangible equity. The debt to tangible equity ratio after discontinued operations at December 31, 2002 was 6.57:1. The determination of our dividend payments and resulting capital leverage is managed in a manner consistent with our desire to maintain strong and improved credit ratings. In addition, provisions of certain proportion of cumulative earnings and contributed capital. At December 31, 2002, approximately $73.9 million was available under the debt agreement restriction for future dividends.

Recently Issued Accounting Standards

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

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, but retains the requirements relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from SFAS No. 121. This Statement became effective January 1, 2002 and did not have a material impact on our results of operations or the financial condition of the Company.

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for costs associated with exit or disposition activities be recognized when the liability is incurred and be measured at fair value and adjusted for changes in estimated cash flows. Existing generally accepted accounting principles provide for the recognition of such costs at the date of management's commitment to an exit plan. Under SFAS No. 146, management's commitment to an exit plan would not be sufficient, by itself, to recognize a liability. The Statement is effective for exit or disposal activities initiated after December 31, 2002 and will not have a material impact on the results of operations or financial condition of the Company.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. This Statement amends Statements No. 72 and 144 and FASB Interpretation No. 9. Among other topics, this Statement requires that an unidentifiable intangible asset that is recognized in an acquisition of a financial institution, in which the liabilities assumed exceed the identifiable assets acquired, to be recorded as goodwill. Consequently, this unidentifiable intangible asset will be subject to the goodwill accounting standards set forth in SFAS No. 142, Goodwill and Other Intangible Assets, and will be evaluated for impairment on an annual basis instead of being amortized. We do not own intangible assets of this nature. Therefore, this Statement did not have a material impact on the results of operations or financial condition of the Company.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which expands on the accounting guidance of SFAS No. 5, 57 and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. This Interpretation requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. In addition, guarantors will be required to make significant new disclosures, even if the likelihood of the guarantor making payments under the guarantee is remote. The Interpretation's disclosure requirements are effective for the Company as of December 31, 2002. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. There have been no previous significant guarantees that have been entered into by the Company.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends SFAS No. 123. This Statement provides alternative methods of transition for a voluntary change from the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees to the fair value-based method of accounting for stock-based employee compensation. This Statement is effective for fiscal years ending after December 15, 2002 for transition guidance and annual disclosure provisions and did not have a material effect on the results of its operations or financial condition of the Company.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity and determine when assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. The provisions of this interpretation became effective upon issuance. We have no unconsolidated investments in any variable interest entities.

Transactions with Related Parties

Significant   transactions  with  Washington  Mutual  or  its  subsidiaries  are identified as follows:

o Certain administrative services, including human resources and cash management were provided, for which we paid management fees of $4.6 million in 2002, $5.3 million in 2001 and $2.4 million in 2000. These fees are allocated by Washington Mutual to its subsidiaries based on various business factors, including the number of employees and total assets, and include a reasonable market value adjustment.

o We made payments to Washington Mutual, which in turn made payments on our behalf, pursuant to a tax allocation policy and in connection with the retirement & savings plans. The tax payments totaled approximately $35.0 million, and retirement & savings plan payments totaled approximately $5.0 million.

o Included in accounts payable and other liabilities are net amounts due to Washington Mutual for dividends and for operating expenses and tax remittances paid on our behalf. At December 31, 2002 and 2001, these amounts totaled $83.9 million and $14.3 million.

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

o Included in other assets are amounts prepaid to Washington Mutual for pension expenses which are to be paid on our behalf. The pension-related payments in 2002 totaled approximately $23.4 million, leaving a prepaid balance at December 31, 2002 of $19.6 million.

o Effective January 16, 2003, we entered into a 364-day unsecured revolving credit agreement with Washington Mutual, Inc., which provides $250.0 million in borrowing capacity at an interest rate of LIBOR plus 0.45% and is automatically renewable for an additional 364 days. Under the agreement, we borrowed $150.0 million on January 17, 2003. See "Subsequent Event"


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Certain of the statements contained within this section that are not historical facts are forward-looking statements within the meaning of the Private
Securities Litigation Reform Act of 1995. These statements are intended to assist in the understanding of how our financial performance would be affected by the circumstances described in this section. However, such performance involves risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements. See Item 7 - "Cautionary Statements."

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

Increases or decreases in interest rates can cause changes in net income, fluctuations in the fair value of assets and liabilities, and changes in noninterest income and noninterest expense. Our interest rate risk arises because assets and liabilities reprice, mature or prepay at different times or frequencies as market interest rates change. Our loan volume and mix also varies as interest rates change.

Management of Interest Rate Risk

Interest rate risk is managed within an overall asset/liability management framework. The principal objective of asset/liability management is to manage the sensitivity of net income to changing interest rates.

Managed risk includes the risk associated with changes in fair value of long term fixed rate debt. In accordance with our risk management policy, such risk is hedged by entering into pay floating interest rate exchange agreements. The instruments designated in these fair value hedges include interest rate swaps that qualify for the "short cut" method of accounting under SFAS No. 133. Under the "short cut" method, we assume no ineffectiveness in a hedging relationship. Since the terms of the interest rate swap qualify for the use of the "short cut" method, it is not necessary to measure effectiveness and there is no charge to earnings for changes in fair value. All changes in fair value are recorded as adjustments to the basis of the hedged borrowings based on changes in the fair value of the derivative instrument. When derivative instruments are terminated prior to their maturity, or the maturity of the hedged liability, any resulting gains or losses are included as part of the basis adjustment of the hedged item and amortized over the remaining term of the liability. At December 31, 2002, the unamortized deferred gain on terminated hedging transactions totaled $10.8 million. This amount is included in senior debt on the Consolidated Statement of Financial Condition.

At December 31, 2002, we had three outstanding interest rate swap agreements with a combined notional amount of $450.0 million and a total fair value of $34.3 million. This amount is reflected as an adjustment to senior debt on the Consolidated Statement of Financial Condition.

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

Our net interest income and net income before taxes from continuing operations sensitivity profiles as of year-end 2002 and 2001 are stated below:


                                                                     Gradual Change in Rates
                                                                   ---------------------------
Net interest income change for the one-year period beginning:       -100bp          +200bp
                                                                   ---------------------------
   January 1, 2003                                                   .77%           (1.48)%
   January 1, 2002                                                   .18%            (.30)%

Net income before taxes change for the one-year period beginning:   -100bp          +200bp
                                                                   ---------------------------
   January 1, 2003                                                 (.50)%             1.08%
   January 1, 2002                                                   .11%            (.19)%


Our net interest income and net income before taxes "at risk" position has increased since December 31, 2001. The change reflects increased sensitivity to interest rate movement, primarily associated with the resumption of short-term financing needs. At December 31, 2002, the commercial paper balance outstanding was $739.5 million (23.6% of total outstanding debt), and at December 31, 2001 the commercial paper balance outstanding was $351.1 million (11.6% of total outstanding debt). In general, changes in rates do not have a significant impact on our interest income, as our customers are less rate sensitive and the majority of our borrowings are fixed rate. Assumptions are made in modeling the sensitivity of net interest income and net income before taxes. The simulation model captures expected prepayment behavior under changing interest rate environments. Sensitivity of new loan volume to market interest rate levels is included as well.

Item 8.    Financial Statements and Supplementary Data

Independent Auditors' Report

To the Board of Directors and Stockholder of
  Washington Mutual Finance Corporation
   Tampa, Florida

We have audited the accompanying consolidated statements of financial condition of Washington Mutual Finance Corporation and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income and retained earnings, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial condition of Washington Mutual Finance Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.




DELOITTE & TOUCHE LLP
Tampa, Florida
February 28, 2003

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Consolidated Statements of Financial Condition


(Dollars in thousands, except par value)                     December 31,
                                                    --------------------------------
                                                       2002                 2001
ASSETS                                              -----------          -----------

Consumer finance receivables, net                   $ 3,507,971          $ 3,357,050
Investment securities available for sale                 67,366               90,442
Cash and cash equivalents                               124,506               94,326
Property, equipment and leasehold improvements, net      21,375               26,305
Goodwill, net                                            40,821               42,214
Other assets                                             85,269               45,658
Net assets of discontinued operations                      -                  63,745
                                                    -----------          -----------
    TOTAL ASSETS                                    $ 3,847,308          $ 3,719,740
                                                    ===========          ===========
LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities
Commercial paper borrowings                         $   739,467          $   351,141
Senior debt                                           2,389,677            2,667,181
                                                    -----------          -----------
    Total debt                                        3,129,144            3,018,322
Accounts payable and other liabilities                  201,134              141,761
                                                    -----------          -----------
    Total liabilities                                 3,330,278            3,160,083
                                                    -----------          -----------

Commitments and contingencies
  (Notes 12, 13 and 14)

Stockholder's equity
Common stock: $1.00 par value;
  10,000 shares authorized; 1,000
  shares issued and outstanding                               1                    1
Paid-in capital                                          67,210               57,710
Retained earnings                                       447,931              499,149
Accumulated other comprehensive income                    1,888                2,797
                                                    -----------          -----------
      Total stockholder's equity                        517,030              559,657
                                                    -----------          -----------

    TOTAL LIABILITIES AND
      STOCKHOLDER'S EQUITY                          $ 3,847,308          $ 3,719,740
                                                    ===========          ===========


See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income


(Dollars in thousands)                                              Year Ended December 31,
                                                       --------------------------------------------
                                                           2002             2001             2000
Interest income:                                       ----------       ----------       ----------
 Loan interest and fee income                          $  552,706       $  546,786       $  510,411
 Investment securities income                               6,271           10,165            9,882
                                                       ----------       ----------       ----------
  Total interest income                                   558,977          556,951          520,293

Interest and debt expense                                 168,793          191,125          181,050
                                                       ----------       ----------       ----------

  Net interest income before
   provision for loan losses                              390,184          365,826          339,243

Provision for loan losses                                 189,256          146,699          107,960
                                                       ----------       ----------       ----------

   Net interest income after
    provision for loan losses                             200,928          219,127          231,283
                                                       ----------       ----------       ----------

Noninterest income                                         27,624           29,212           30,914

Noninterest expense:
 Personnel                                                 88,674           90,539           87,918
 Data processing and telecommunication                     16,973           16,190           13,535
 Occupancy                                                 14,456           14,364           13,474
 Advertising                                               11,743            8,358            5,309
 Taxes, licenses and professional fees                     10,373           14,897           12,276
 Goodwill amortization                                       -               4,563            4,563
 Other                                                     16,219           15,100           11,089
                                                       ----------       ----------       ----------
  Total noninterest expense                               158,438          164,011          148,164
                                                       ----------       ----------       ----------

Income from continuing operations
   before income taxes                                     70,114           84,328          114,033

Income taxes                                               25,272           30,568           42,793
                                                       ----------       ----------       ----------

Income from continuing operations                          44,842           53,760           71,240

Discontinued operations (Note 6)
   Income from operations of discontinued division
     (less applicable income taxes of $3,042, $4,562,
     and $4,737)                                            4,417            7,365            7,649

   Gain on disposition of discontinued operations
     (less applicable income taxes of $12,946)             22,523              -                -
                                                       ----------       ----------       ----------

Net income                                                 71,782           61,125           78,889

Net unrealized holding (losses) gains on
   securities arising during period, net of tax              (909)           2,944            1,291
                                                       ----------       ----------       ----------

Comprehensive income                                   $   70,873       $   64,069       $   80,180
                                                       ==========       ==========       ==========


See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Consolidated Statements of Retained Earnings


(Dollars in thousands)                   Year Ended December 31,
                           ----------------------------------------------
                               2002              2001              2000
Retained earnings          ----------       -----------       -----------
   Beginning of period     $  499,149       $   481,524       $   427,635
   Net income                  71,782            61,125            78,889
   Dividends                 (123,000)          (43,500)          (25,000)
                           ----------       -----------       -----------
   End of period           $  447,931       $   499,149       $   481,524
                           ==========       ===========       ===========


See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Consolidated Statements of Cash Flows

                                                                     Year Ended December 31,
                                                       ----------------------------------------------
(Dollars in thousands)                                      2002              2001             2000
                                                       -----------       -----------       ----------
Operating activities
   Income from continuing operations                   $    44,842       $    53,760       $   71,240
   Income from discontinued operations                       4,417             7,365            7,649
   Gain on disposition of discontinued operations           22,523               -                -
                                                       -----------       -----------       ----------

   Net income                                               71,782            61,125           78,889
   Adjustments to reconcile net income to net
       cash provided by operating activities:
      Provision for credit losses                          189,256           146,699          107,960
      Depreciation and amortization                          8,925            18,368           19,321
      Decrease (increase) in net assets of
         discontinued operations                               -               6,192           (5,763)
      Increase (decrease) in accounts payable
         and other liabilities                              59,029           (13,954)         (47,470)
      Dividends declared, but not paid                     (78,000)              -                -
         (Increase) decrease in other assets               (39,611)          (13,067)          21,175
                                                       -----------       -----------       ----------

   Net cash provided by operating activities               211,381           205,363          174,112
                                                       -----------       -----------       ----------

Investing activities
   Disposal of operating segment                            63,728               -                -
   Investment securities matured or sold                    24,902            65,258           26,301
   Investment securities purchased                            (232)           (1,671)         (77,197)
   Net additions to property, equipment and leasehold
      improvements                                          (2,445)           (6,868)          (8,442)
   Increase in consumer finance receivables               (344,164)         (275,818)        (763,479)
                                                       -----------       -----------       ----------

   Net cash used in investing activities                  (258,211)         (219,099)        (822,817)
                                                       -----------       -----------       ----------

Financing activities
   Net increase (decrease) in commercial
    paper borrowings                                       388,326          (332,513)         441,484
   Increase in senior debt from hedging activity            24,184            26,534             -
   Capital contributed by parent                             9,500               -              8,750
   Proceeds from issuance of senior debt                       -             995,065          449,347
   Dividends paid                                          (45,000)          (43,500)         (25,000)
   Repayments of senior debt                              (300,000)         (550,000)        (250,000)
                                                       -----------       -----------       ----------

   Net cash provided by financing activities                77,010            95,586          624,581
                                                       -----------       -----------       ----------

Net increase (decrease) in cash and cash equivalents        30,180            81,850          (24,124)
                                                       -----------       -----------       ----------

Cash and cash equivalents
   Beginning of period                                      94,326            12,476           36,600
                                                       -----------       -----------       ----------

   End of period                                       $   124,506       $    94,326       $   12,476
                                                       ===========       ===========       ==========

Supplemental disclosures of cash flow information
   Interest paid                                       $   169,136       $   188,365       $  178,872
   Federal and state income taxes paid
      (net of refunds)                                 $    35,015       $    37,559       $   66,077


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

Our Company's operations consist principally of a network of 432 branch offices located in 26 states, primarily in the southeast, southwest and California ("Consumer Finance"). These offices operate under the name Washington Mutual Finance. Our branch offices are typically located in small- to medium-sized communities in suburban or rural areas and are managed by individuals who generally have considerable consumer lending experience. We make secured and unsecured consumer installment loans, and purchase installment contracts from local retail establishments. The consumer credit transactions are primarily for personal, family, or household purposes. From time to time, we purchase, servicing released, real estate secured consumer loans from national mortgage companies and banking operations through our wholly owned subsidiary Washington Mutual Finance, Inc., a California corporation, which does business as Aristar Mortgage Company ("Aristar Mortgage").

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

Consumer Finance Receivables. Loans held in portfolio are recorded at the principal amount outstanding, net of deferred loan costs or fees and any discounts or premiums on purchased loans. Deferred costs or fees, discounts and premiums are amortized using the interest method over the contractual term of the loan adjusted for actual prepayments.

Derivatives. Managed risk includes the risk associated with changes in fair value of long term fixed rate debt. In accordance with our risk management policy, such risk is hedged by entering into pay floating interest rate swap agreements. The instruments designated in these fair value hedges include interest rate swaps that qualify for the "short cut" method of accounting under SFAS No. 133. Under the "short cut" method, we assume no ineffectiveness in a hedging relationship. Since the terms of the interest rate swap qualify for the use of the "short cut" method, it is not necessary to measure effectiveness and there is no charge to earnings for changes in fair value. All changes in fair value are recorded as adjustments to the basis of the hedged borrowings based on changes in the fair value of the derivative instrument. When derivative instruments are terminated prior to their maturity, or the maturity of the hedged liability, any resulting gains or losses are included as part of the basis adjustment of the hedged item and amortized over the remaining term of the liability.

Provision and Allowance for loan losses. The allowance for loan losses is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the consumer finance receivables portfolio. We provide, through charges to income, an allowance for loan losses which, based upon management's evaluation of numerous factors, including economic conditions, a predictive analysis of the outcome of the current portfolio and prior credit loss experience, is deemed adequate to cover reasonably expected losses inherent in outstanding receivables. Our consumer finance receivables are a large group of small-balance homogenous loans that are collectively evaluated for impairment. Additionally, every real estate secured loan that is 60 days delinquent is reviewed by our credit administration management to assess collectibility and future course of action.

Losses on receivables are charged to the allowance for loan losses based upon the number of days delinquent, or when collectibility becomes doubtful and the underlying collateral, if any, is considered insufficient to liquidate the receivable balance. Non-real estate secured, delinquent receivables are generally charged off when they are 180 days contractually delinquent. We typically begin foreclosure procedures on real estate secured, delinquent receivables when they reach 60 to 90 days past due. When foreclosure is completed and we have obtained title to the property, we establish the real estate as an asset valued at fair value, and charge off any loan amount in excess of that value. Recoveries on previously written-off receivables are credited to the allowance.

Investment Securities. Debt and equity securities are classified as available for sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as a separate component of stockholder's equity and comprehensive income. Gains and losses on investment securities are recorded when realized on a specific identity basis.

Property, Equipment and Leasehold Improvements. Property, equipment and leasehold improvements are stated at cost, net of accumulated depreciation. Depreciation is provided for, principally, on the straight-line method over the estimated useful life, ranging from three to ten years, or, if less, the term of the lease. At December 31, 2002 and 2001, accumulated depreciation and amortization totaled $34.4 million and $31.8 million.

Goodwill. Goodwill represents the excess of purchase price over the fair value of net assets acquired by the Company. We review our goodwill periodically for other-than-temporary impairment. Impairment loss is recognized if the carrying amount of the goodwill is not recoverable and exceeds its fair value. As of January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under the statement, goodwill is no longer amortized but must be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is adopted and at least annually thereafter. See further discussion under the heading "Recently Issued Accounting Standards".

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

The Company has recorded a net deferred tax asset of approximately $42.0 million at December 31, 2002. Realization of the asset is dependent on generating sufficient taxable income prior to expiration of loss carryforwards available to the Company. Although realization is not assured, management believes it is more likely than not that all of the remaining net deferred tax asset will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, but retains the requirements relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from SFAS No. 121. This Statement became effective January 1, 2002 and did not have a material impact on our results of operations or the financial condition of the Company.

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for costs associated with exit or disposition activities be recognized when the liability is incurred and be measured at fair value and adjusted for changes in estimated cash flows. Existing generally accepted accounting principles provide for the recognition of such costs at the date of management's commitment to an exit plan. Under SFAS No. 146, management's commitment to an exit plan would not be sufficient, by itself, to recognize a liability. The Statement is effective for exit or disposal activities initiated after December 31, 2002 and will not have a material impact on the results of operations or financial condition of the Company.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. This Statement amends Statements No. 72 and 144 and FASB Interpretation No. 9. Among other topics, this Statement requires that an unidentifiable intangible asset that is recognized in an acquisition of a financial institution, in which the liabilities assumed exceed the identifiable assets acquired, to be recorded as goodwill. Consequently, this unidentifiable intangible asset will be subject to the goodwill accounting standards set forth in SFAS No. 142, Goodwill and Other Intangible Assets, and will be evaluated for impairment on an annual basis instead of being amortized. We do not own intangible assets of this nature. Therefore, this Statement did not have a material impact on the results of operations or financial condition of the Company.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which expands on the accounting guidance of SFAS No. 5, 57 and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. This Interpretation requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. In addition, guarantors will be required to make significant new disclosures, even if the likelihood of the guarantor making payments under the guarantee is remote. The Interpretation's disclosure requirements are effective for the Company as of December 31, 2002. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. There have been no previous significant guarantees that have been entered into by the Company.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends SFAS No. 123. This Statement provides alternative methods of transition for a voluntary change from the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees to the fair value-based method of accounting for stock-based employee compensation. This Statement is effective for fiscal years ending after December 15, 2002 for transition guidance and annual disclosure provisions and did not have a material effect on the results of its operations or financial condition of the Company.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity and determine when assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. The provisions of this interpretation became effective upon issuance. We have no unconsolidated investments in any variable interest entities.

Note 3            Consumer Finance Receivables

Consumer finance receivables from continuing operations at December 31, 2002 and 2001 are summarized as follows:


(Dollars in thousands)                       2002                2001
                                        -----------        -----------
Consumer finance receivables:
  Real estate secured loans             $ 2,174,108        $ 1,995,953
  Other installment loans                 1,651,120          1,625,388
  Retail installment contracts              304,289            378,650
                                        -----------        -----------
    Gross consumer finance receivables    4,129,517          3,999,991
Less:    Unearned finance charges and
          deferred loan fees               (471,120)          (520,091)
         Allowance for loan losses         (150,426)          (122,850)
                                        -----------        -----------
Consumer finance receivables, net       $ 3,507,971        $ 3,357,050
                                        ===========        ===========


The amount of gross nonaccruing consumer finance receivables was approximately $105.7 million and $109.6 million at December 31, 2002 and 2001. The amount of interest that would have been accrued on these consumer finance receivables from continuing operations was approximately $16.8 million in 2002 and $15.6 million in 2001.

Activity in the Company's allowance for loan losses is as follows:


                                               Year Ended December 31,
                                 -----------------------------------------------
(Dollars in thousands)                2002              2001              2000
                                 -----------       -----------       -----------
Balance, January 1               $   122,850       $   101,415       $    95,260
Provision for loan losses            189,256           146,699           107,960
Amounts charged off:
   Real estate secured loans         (11,389)           (7,217)           (2,463)
   Other installment loans          (153,772)         (123,723)         (103,576)
   Retail installment contracts      (15,757)          (13,064)          (12,696)
                                 -----------       -----------       -----------
                                    (180,918)         (144,004)         (118,735)
Recoveries:
   Real estate secured loans             472               289               206
   Other installment loans            16,340            15,917            14,131
   Retail installment contracts        2,426             2,384             2,593
                                 -----------       -----------       -----------
                                      19,238            18,590            16,930
                                 -----------       -----------       -----------
Net charge offs                     (161,680)         (125,414)         (101,805)

Allowances on notes purchased           -                  150              -
                                 -----------       -----------       -----------
Balance, December 31             $   150,426       $   122,850       $   101,415
                                 ===========       ===========       ===========



Contractual maturities, excluding unearned finance charges and deferred loan fees, at December 31, 2002 are as follows:


                                           Over 1 But
                                Within         Within         Over
(Dollars in thousands)          1 year        5 years        5 years        Total
                              ---------    -----------    -----------    -----------
Real estate secured loans     $   3,182    $   251,429    $ 1,675,186    $ 1,929,797
Other installment loans          56,411      1,394,272         13,551      1,464,234
Retail installment contracts     23,553        238,592          2,221        264,366
                              ---------    -----------    -----------    -----------
                              $  83,146    $ 1,884,293    $ 1,690,958    $ 3,658,397
                              =========    ===========    ===========    ===========


The weighted average contractual term of all consumer finance receivables from continuing operations written during the years ended December 31, 2002 and 2001 was 64 months and 55 months with the majority of loans providing for a fixed rate of interest over the contractual life of the loan. Experience has shown that a substantial portion of consumer finance receivables will be refinanced to lower a rate or payment or to provide additional money to the customer, or repaid prior to contractual maturity. Therefore, the preceding information as to contractual maturities should not be regarded as a forecast of future cash collections.

Because we primarily lend to consumers, we did not have receivables from any industry group that comprised 10 percent or more of total consumer finance receivables at December 31, 2002. Geographic diversification of consumer finance receivables reduces the concentration of credit risk associated with a recession in any one region.

The largest concentrations of consumer finance receivables (excluding unearned finance charges and deferred loan fees), by state were as follows:



                                        December 31,
                       ----------------------------------------------
                                 2002                     2001
                       ---------------------     --------------------
(Dollars in thousands)     Amount    Percent         Amount   Percent
                       -----------   -------     -----------  -------
California             $   601,936        16%    $   474,181       14%
Texas                      491,366        13         422,184       12
Tennessee                  363,042        10         345,587       10
North Carolina             281,545         8         291,929        8
Florida                    248,674         7         222,324        6
South Carolina             178,067         5         179,379        5
Virginia                   160,967         4         157,217        5
Louisiana                  143,326         4         145,127        4
Alabama                    128,195         4         118,487        4
Oklahoma                   113,928         3         107,086        3
Other                      947,351        26       1,016,399       29
Total Continuing       -----------   -------     -----------  -------
   Operations          $ 3,658,397       100%    $ 3,479,900      100%
                       ===========   =======     ===========  =======





Note 4            Investment Securities

At December 31, 2002 and 2001, all investment securities were classified as available-for-sale and reported at fair value. Investment securities as of December 31, 2002 and 2001 are as follows:


                                                 December 31, 2002
                          ---------------------------------------------------------------
                                                                              Approximate
                           Original     Amortized        Gross Unrealized        Fair
(Dollars in thousands)       Cost          Cost          Gains      Losses       Value
                          ---------     ---------     ---------     ------     ----------
Government obligations    $  14,158     $  14,290     $   1,144     $    -     $   15,434
Corporate obligations        37,035        37,078         1,164        (15)        38,227
Certificates of deposit
 and other                   13,208        13,218           512        (25)        13,705
                          ---------     ---------     ---------     ------     ----------

                          $  64,401     $  64,586     $   2,820     $  (40)    $   67,366
                          =========     =========     =========     ======     ==========


                                                 December 31, 2001
                          ---------------------------------------------------------------
                                                                              Approximate
                           Original     Amortized        Gross Unrealized        Fair
(Dollars in thousands)       Cost          Cost          Gains      Losses       Value
                          ---------     ---------     ---------     ------     ----------
Government obligations    $  25,700     $  25,920     $   1,232     $   (1)    $   27,151
Corporate obligations        45,526        46,006         1,745        (40)        47,711
Certificates of deposit
 and other                   15,269        15,136           454        (10)        15,580
                          ---------     ---------     ---------     ------     ----------

                          $  86,495     $  87,062     $   3,431     $  (51)    $   90,442
                          =========     =========     =========     ======     ==========


There were no significant realized gains or losses during 2002, 2001 or 2000.

The following table presents the maturity of the investment securities at December 31, 2002:


                                                               Approximate
                                           Amortized              Fair
(Dollars in thousands)                       Cost                 Value
                                         ------------        -------------
Due in one year or less                  $     27,002        $      27,341
Due after one year through five years          32,690               34,794
Due after five years through ten years          3,135                3,378
Due after ten years                             1,759                1,853
                                         ------------        -------------
                                         $     64,586        $      67,366
                                         ============        =============


Note 5        Goodwill

The results for the year ended December 31, 2002, include the effect of adopting SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides that goodwill is no longer amortized and the value of an identifiable intangible asset must be amortized over its useful life, unless the asset is determined to have an indefinite useful life. Goodwill must be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is adopted, and at least annually thereafter. Goodwill has been tested for impairment and it has been determined that there are no impairment losses to be recognized in the period as a result of the impairment analysis performed as of January 1, 2002. The adoption of SFAS No. 142 resulted in a pretax reduction in expenses of $4.6 million year to date.

On October 1, 2002, we completed the sale of our wholly-owned subsidiary, First Community Industrial Bank ("FCIB"), through a merger with First State Bank, NM. See "Note 6 - Discontinued Operations". There was goodwill in the amount of $1.4 million, associated with the discontinued operation, that was written down, at the time of the sale.

Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net income would have been as follows:


                                                               Year Ended December 31,
                                                     ----------------------------------------
(Dollars in thousands)                                  2002            2001           2000
                                                     ---------      ----------      ---------
Net income from continuing operations:
  Reported net income from continuing operations     $  44,842      $   53,760      $  71,240
   Add back:  Goodwill previously amortized                -             4,563          4,563
                                                     ---------      ----------      ---------
   Income from continuing operations before income
     taxes, excluding amortization of goodwill          44,842          58,323         75,803
   Income tax expense                                      -            (1,665)        (1,665)
                                                     ---------      ----------      ---------
   Adjusted net income from continuing operations    $  44,842      $   56,658      $  74,138
                                                     =========      ==========      =========


Note 6        Discontinued Operations

On October 1, 2002, our subsidiary, Blazer Financial Corporation ("BFC") completed the sale of its wholly-owned industrial banking subsidiary, First Community Industrial Bank ("FCIB"), through a merger with First State Bank, NM, formerly First State Bank of Taos, a New Mexico bank ("First State"), wholly-owned by First State Bancorporation, a New Mexico corporation, with First State being the surviving entity. FCIB was a wholly-owned subsidiary of BFC and was included in the Consumer Banking segment. BFC is a wholly-owned subsidiary of Washington Mutual Finance Corporation. Prior to the sale, FCIB declared and paid a dividend to BFC, in the amount of $37.5 million. The consideration paid by First State for the merger was equal to $67.0 million in cash.

Net assets of the discontinued operations for the December 31, 2001 balance sheet are as follows:


(Dollars in thousands)                       December 31,
                                                  2001
ASSETS                                       ------------
Consumer finance receivables, net            $    372,274
Investment securities available for sale           33,772
Cash and cash equivalents                          11,821
Property, equipment and leasehold
   improvements, net                                  205
Other assets                                           99
                                             ------------
   TOTAL ASSETS                              $    418,171
                                             ============
LIABILITIES
Federal Home Loan Bank borrowings            $    110,000
Customer deposits                                 237,220
Accounts payable and other liabilities              7,206
                                             ------------
   TOTAL LIABILITIES                              354,426
                                             ------------
NET ASSETS OF DISCONTINUED
   OPERATIONS                                $     63,745
                                             ============

The operating results of discontinued operations are as follows:


                                          Nine
                                         Months
                                          Ended                Year Ended
                                       September 30,           December 31,
                                       -------------     -----------------------
(Dollars in thousands)                     2002             2001          2000
Interest income:                       -------------     ---------     ---------
  Loan interest and fee income         $      23,894     $  37,753     $  38,641
  Investment securities income                 1,677         2,538         2,472
                                       -------------     ---------     ---------
   Total interest income                      25,571        40,291        41,113
Interest and debt expense                     11,084        19,396        21,113
                                       -------------     ---------     ---------
   Net interest income before
    provision for credit losses               14,487        20,895        20,000

Provision for credit losses                    1,770         1,124          (717)
                                       -------------     ---------     ---------
   Net interest income                        12,717        19,771        20,717
                                       -------------     ---------     ---------
Noninterest income                                33            92           163

Noninterest expense:
  Personnel                                    3,164         4,508         4,901
  Data processing and telecommunication          615         1,021           872
  Occupancy                                      584           778           768
  Advertising                                      8            13            59
  Taxes, licenses and professional fees           37            67           148
  Goodwill amortization                            0             0             0
  Other                                          883         1,549         1,746
                                       -------------     ---------     ---------
   Total noninterest expense                   5,291         7,936         8,494
                                       -------------     ---------     ---------
Income before income taxes                     7,459        11,927        12,386

Provision for income taxes                     3,042         4,562         4,737
                                       -------------     ---------     ---------
Net income                             $       4,417     $   7,365     $   7,649
                                       =============     =========     =========




Note 7            Commercial Paper Borrowings

The Company has a commercial paper program with several investment banks which provides $500 million in borrowing capacity. Commercial paper borrowings at December 31, 2002 and 2001 totaled $439.5 million and $351.1 million. Interest expense in 2002, 2001 and 2000 related to commercial paper was $9.3 million, $19.0 million and $26.2 million.

On July 31, 2002, we entered into an agreement with Westdeutsche Landesbank Girozentrale ("WestLB") to participate in a $300 million asset-backed commercial paper conduit program. Under this program, administered by WestLB, up to $300 million of funding will be made available through the assignment of an undivided interest in a specified group of unsecured receivables to a special purpose, wholly-owned consolidated subsidiary of the Company. Under the terms of the agreement, which has a 364-day term, with an option to extend for up to two additional 364-day periods, WestLB issues commercial paper (indirectly secured by the receivables), on behalf of the Company. Under this agreement, we had $300 million outstanding, with an average coupon of 1.42% at December 31, 2002. This program has restrictive covenants which include various financial reporting and management requirements, as well as a $9.0 million minimum net worth requirement. As of December 31, 2002, we were in compliance with all restrictive covenants.

We also share with Washington Mutual, an $800 million 3-year revolving credit facility, which provides back-up for our commercial paper programs. Previously, we shared two revolving credit facilities, which provided combined back-up of $1.2 billion. Effective August 12, 2002 the facilities were restructured into the existing $800 million 3-year credit facility. The borrowing capacity is limited to the amount of the credit facility, net of the amount of combined commercial paper outstanding. At December 31, 2002, there was $360.5 million available under the facility. There were no direct borrowings under these facilities at any point during 2002 or 2001.

This revolving credit agreement, shared with Washington Mutual, has restrictive covenants which include: a minimum consolidated net worth test; a limit on senior debt to the borrowing base (up to 10:1); subsidiary debt (excluding bank deposits and intercompany debt) not to exceed 30% of total debt; and a 60-day delinquency ratio not to exceed 6% of consumer finance receivables. As of December 31, 2002, we were in compliance with all restrictive covenants.

Effective January 16, 2003, we entered into a 364-day unsecured revolving credit agreement with Washington Mutual, Inc., which provides $250.0 million in borrowing capacity at an interest rate of LIBOR plus 0.45% and is automatically renewable for an additional 364 days. Under the agreement, we borrowed $150.0 million on January 17, 2003. See "Note 15 - Subsequent Event".

Additional information concerning total commercial paper borrowings, including the commercial paper conduit, is as follows:



                                                  Year Ended December 31,
                                      -------------------------------------------
(Dollars in thousands)                    2002            2001            2000
                                      -----------     -----------     -----------
Outstanding during the year
   Maximum amount at any month end    $   739,467     $   703,912     $   683,654
   Average amount                         484,405         411,271         420,215
   Average yield                             2.10%           4.93%           6.63%



Average interest rates include the effect of commitment fees.

Note 8            Senior Debt

Senior debt at December 31, 2002 and 2001 was comprised of the following senior notes and debentures (unsecured):



(Dollars in thousands)                       2002               2001
                                        ------------       ------------
   6.0%, due May 15, 2002               $       -          $    149,960
   6.30%, due October 1, 2002                   -               149,927
   6.50%, due November 15, 2003              149,921            149,771
   5.85%, due January 27, 2004               199,940            199,875
   7.375%, due September 1, 2004             299,620            299,392
   8.25%, due June 15, 2005                  494,764            473,734
   7.25%, due June 15, 2006                  249,253            249,036
   6.25%, due June 15, 2006                  498,670            498,275
   6.875%, due June 15, 2011                 497,509            497,211
                                        ------------       ------------

     Total senior debt                  $  2,389,677       $  2,667,181
                                        ============       ============


Aggregate maturities of senior debt at December 31, 2002 are as follows: $149.9 million in 2003; $499.6 million in 2004; $494.8 million in 2005; $747.9 million in 2006; $497.5 million in 2007 and thereafter.

Interest expense related to senior debt outstanding in 2002, 2001 and 2000 was $158.5 million, $170.8 million, and $154.3 million.

The increase in senior debt related to hedging activities in 2002 totaled $20.9 million. This was comprised of $24.2 million total fair value offset by $3.3 million amortization of deferred gain on terminated hedging transactions. See "Note 9 - Hedging Activities".

Note 9            Hedging Activities

SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We did not enter into any agreements, which met the definition of a derivative instrument at any time during 2002.

Our risk  management  policy  provides  for the use of certain  derivatives  and
financial   instruments  in  managing  certain  risks.  We  do  not  enter  into derivatives or other financial instruments for trading or speculative purposes.

Managed risk includes the risk associated with changes in fair value of long-term fixed rate debt. In accordance with our risk management policy, such risk is hedged by entering into pay floating interest rate exchange agreements. The instruments designated in these fair value hedges include interest rate swaps that qualify for the "short cut" method of accounting under SFAS No. 133. Under the "short cut" method, we assume no ineffectiveness in a hedging relationship. Since the terms of the interest rate swap qualify for the use of the "short cut" method, it is not necessary to measure effectiveness and there is no charge to earnings for changes in fair value. All changes in fair value are recorded as adjustments to the basis of the hedged borrowings based on changes in the fair value of the derivative instrument. When derivative instruments are terminated prior to their maturity, or the maturity of the hedged liability, any resulting gains or losses are included as part of the basis adjustment of the hedged item and amortized over the remaining term of the liability. At December 31, 2002, the unamortized deferred gain on terminated hedging transactions totaled $10.8 million. This amount is included in senior debt on the Consolidated Statement of Financial Condition.

At December 31, 2002, we had three outstanding interest rate swap agreements with a combined notional amount of $450.0 million and a total fair value of $34.3 million. This amount is reflected as an adjustment to senior debt on the Consolidated Statement of Financial Condition.

Note 10  Income Taxes

The components of income tax expense (benefit) are as follows:



                                      Year Ended December 31,
                          ------------------------------------------
(Dollars in thousands)         2002           2001           2000
                          ----------      ----------      ----------
Current
   Federal                $   31,673      $   37,689      $   39,775
   State                       1,560             (71)         (1,588)
Deferred                      (7,961)         (7,050)          4,606
                          ----------      ----------      ----------
                          $   25,272      $   30,568      $   42,793
                          ==========      ==========      ==========


The  provisions  for  income  taxes  differ  from  the  amounts   determined  by
multiplying pre-tax income by the statutory federal income tax rate of 35% for 2002, 2001 and 2000. A reconciliation between these amounts is as follows:


                                                                Year Ended December 31,
                                      --------------------------------------------------------------------------
(Dollars in thousands)                         2002                     2001                      2000
                                      ----------------------   ----------------------    -----------------------
                                                     % of                     % of                       % of
                                                    Pretax                   Pretax                     Pretax
                                                    Income                   Income                     Income
                                                     from                     from                       from
                                                  Continuing               Continuing                 Continuing
                                        Amount    Operations     Amount    Operations     Amount      Operations
                                      ---------   ----------   ---------   ----------    --------     ----------
Income taxes at statutory rates       $  24,540        35.00%  $  29,515        35.00%   $ 39,911          35.00%
Increase (reduction) in taxes
   resulting from:
    State income taxes, net of
     Federal benefit                        964         1.37       1,008         1.20       2,877          2.52
    Other                                  (232)        (.33)         45          .05           5            .01
                                      ---------   ----------   ---------   ----------    --------     ----------
                                      $  25,272        36.04%  $  30,568        36.25%   $ 42,793          37.53%
                                      =========   ==========   =========   ==========    ========     ==========


Deferred taxes result from temporary differences in the recognition of certain items for tax and financial reporting purposes. The significant components of the Company's net deferred tax asset (liability) were as follows:


                                                               December 31,
                                                  ---------------------------------
(Dollars in thousands)                                 2002                  2001
                                                  -----------          ------------
Deferred tax assets:
   Credit loss reserves                           $    50,952          $     35,671
   Unearned insurance commissions                       5,435                 7,090
   State taxes                                          1,515                 1,145
   Employee benefits accruals                           1,269                 2,943
   Other                                                  883                   899
                                                  -----------          ------------
     Total deferred tax assets                         60,054                47,748
                                                  -----------          ------------

Deferred tax liabilities:
   Amortization of intangibles                        (10,809)              (10,314)
   Loan interest and fee income                        (4,565)                 (930)
   Basis differences on premises and equipment         (1,402)               (1,187)
   Other                                               (1,232)               (1,066)
                                                  -----------          ------------
     Total deferred tax liabilities                   (18,008)              (13,497)
                                                  -----------          ------------

Net deferred tax asset                            $    42,046          $     34,251
                                                  ===========          ============




Note 11           Retirement and Savings Plans

Substantially  all of our employees  participate  in a  noncontributory  defined contribution pension plan maintained by Washington Mutual ("the Plan"). Accumulated plan benefits and annual pension cost are derived from an allocation formula based on our total participants and the Plan's total participants.

Pension cost for our participants for the years ended December 31, 2002, 2001, and 2000 was approximately $3.8 million, $2.2 million, and $1.0 million. The significant increase in 2002 was due to actuarial adjustments to funding of the pension plan. Due to our participation in a multi-employer defined benefit plan, information as to separate Company participant assets and vested benefits is not presented.

Our employees also participate in an employee savings plan maintained by Washington Mutual, which allows employees to defer part of their pre-tax
compensation  until  retirement.   Company   contributions  equal  100%  of  the
contributions made by employees up to 3% of salary plus annual discretionary amounts, if any, as determined by management. Our cost is based on the actual contribution related to our participating employees. Total expense was approximately $3.4 million, $3.6 million and $3.4 million for the years ended December 31, 2002, 2001 and 2000.

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

The net postretirement medical and life insurance expense allocated to us for the years ended December 31, 2002, 2001 and 2000 was approximately $141,000, $194,000 and $184,000.

Note 12           Leases

The Company leases office space, computers, office equipment and automobiles, generally for terms of five or fewer years.

Under operating leases that have initial or remaining noncancelable lease terms in excess of one year, approximate aggregate annual minimum rentals are $9.2 million in 2003; $7.4 million in 2004; $5.2 million in 2005; $2.3 million in 2006; and $0.8 million in 2007 and thereafter. Rent expense from continuing operations for the years ended December 31, 2002, 2001 and 2000 was $11.5 million, $11.7 million and $11.6 million.

Our corporate headquarters building is located in Tampa, Florida. We currently lease our headquarters office facilities at a monthly base rent of $66 thousand per month, with annual increases approximating 3.5% per year. The current lease expires in May 2006, with an additional five-year option to renew.

Note 13           Contingencies

The Company and several of its subsidiaries and their current and former employees are defendants in approximately 35 suits pending in the state and federal courts of Mississippi. The lawsuits generally allege unfair lending and insurance related practices. Similar suits are pending against other financial services companies in Mississippi. All but three of the suits are currently in various stages of discovery or stayed pending the outcome of motions for remand and no immediate developments are expected in those cases.

In one of the pending cases, Carolyn Baker, et al. v. Washington Mutual Finance Group, LLC f/k/a City Finance Company, a jury awarded just over $71 million against one of the Company's subsidiaries, Washington Mutual Finance Group, LLC, a Delaware limited liability company ("WMF Group"). Pursuant to a motion filed by WMF Group, the trial court reduced the verdict to just over $53 million. WMF Group is in the process of appealing the verdict and has posted a bond to stay execution on the judgment pending the appellate court's ruling. WMF Group's appellate brief and three amicus briefs were filed in November and all briefing is expected to be completed by the end of first quarter 2003. The appeal is based on numerous grounds, including the gross inequity between the alleged economic losses of only $12,000 and the actual jury award.

In the case of Philisia Banks, et. al. v. City Finance Co., et. al., which was originally scheduled for trial beginning December 16, 2002, the plaintiffs requested further mediation. No new trial date has been set. This case is now expected to go to trial sometime in the first or second quarter of 2003. In the case of William Agnew, et. al. v. City Finance Company of Mississippi, Inc., et. al., a trial is currently set for May of 2003 and a motion for summary judgment is currently pending. Adverse verdicts could result in either case by the end of second quarter 2003. Because of the unusual litigation environment in

Mississippi it is difficult to predict potential outcomes and losses. However, based upon information presently available, we believe that the total amount that will ultimately be paid, if any, after reductions and appeals, arising from these Mississippi lawsuits and proceedings will not have a material adverse effect on our consolidated results of operations and financial position.

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

Note 14           Transactions with Related Parties

Significant   transactions  with  Washington  Mutual  or  its  subsidiaries  are identified as follows:

o Certain administrative services, including human resources and cash management were provided, for which we paid management fees of $4.6 million in 2002, $5.3 million in 2001 and $2.4 million in 2000. These fees are allocated by Washington Mutual to its subsidiaries based on various business factors, including the number of employees and total assets, and include a reasonable market value adjustment.

o We made payments to Washington Mutual, which in turn made payments on our behalf, pursuant to a tax allocation policy and in connection with the retirement & savings plans. The tax payments totaled approximately $35.0 million, and retirement & savings plan payments totaled approximately $5.0 million.

o Included in accounts payable and other liabilities are net amounts due to Washington Mutual for operating expenses and tax remittances paid on our behalf. At December 31, 2002 and 2001, these amounts totaled $83.9 million and $14.3 million.

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

o Included in other assets are amounts prepaid to Washington Mutual for pension expenses which are to be paid on our behalf. The pension-related payments in 2002 totaled approximately $23.4 million, leaving a prepaid balance at December 31, 2002 of $19.6 million.

o Effective January 16, 2003, we entered into a 364-day unsecured revolving credit agreement with Washington Mutual, Inc., which provides $250.0 million in borrowing capacity at an interest rate of LIBOR plus 0.45% and is automatically renewable for an additional 364 days. Under the agreement, we borrowed $150.0 million on January 17, 2003. See "Note 15 - Subsequent Event".

Note 15  Subsequent Event

Effective January 16, 2003, we entered into a 364-day unsecured revolving credit agreement with Washington Mutual, Inc., which provides $250.0 million in borrowing capacity at an interest rate of LIBOR plus 0.45% and is automatically renewable for an additional 364 days. Under the agreement, we borrowed $150.0 million on January 17, 2003.

Note 16  Approximate Fair Values of Financial Instruments

A summary of the approximate fair values of our financial instruments, as compared to their carrying values, is set forth in the following table:


                                      December 31, 2002               December 31, 2001
                                ---------------------------     ---------------------------
(Dollars in thousands)            Carrying      Approximate       Carrying      Approximate
                                   Value         Fair Value        Value         Fair Value
                                -----------     -----------     -----------     -----------
Consumer finance receivables    $ 3,658,397     $ 3,671,001     $ 3,479,900     $ 3,471,743
Investment securities                67,366          67,366          90,442          90,442
Commercial paper borrowings         739,467         740,162         351,141         351,247
Senior Debt                       2,389,677       2,601,835       2,667,181       2,785,907


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

         Debt. The carrying amount reported in the statement of financial condition for commercial paper borrowings approximates its fair value given its brief maximum term. The approximate fair value for senior debt was estimated using rates currently available for debt with similar terms and remaining maturities.

         Accounts payable and other liabilities. The carrying amounts reported in the statement of financial condition for accounts payable and other liabilities approximate their fair value, given the settlement on demand nature of these items.

Note 17           Selected Quarterly Financial Data (Unaudited)

A summary of the quarterly results of operations for the years ended December 31, 2002 and 2001 is set forth below. On October 1, 2002, we sold our Consumer Banking subsidiary. Accordingly, it has been accounted for as discontinued operations and the accompanying selected quarterly financial data has been restated to report separately the net consumer finance receivables and operating results of this discontinued operation.


                                                              As of and for the Quarter Ended
                               ----------------------------------------------------------------------------------------------
                                      March 31,              June 30,              September 30,            December 31,
                               ----------------------  ----------------------  ----------------------  ----------------------
(Dollars in thousands)            2002        2001       2002        2001        2002        2001         2002        2001
                               ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Net interest income before
 provision for credit losses   $   92,266  $   87,400  $   94,653  $   90,841  $   99,710  $   92,437  $  103,555  $   95,148
                               ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

Provision for credit losses        39,599      31,332      43,194      32,169      48,368      35,625      58,095      47,573
Other operating income              5,790       7,750       7,589       7,747       6,994       6,369       7,251       7,346
Other operating expenses           39,526      42,605      38,262      39,648      39,566      39,506      41,084      37,689
Goodwill amortization
 expense                           -            1,141      -            1,140      -            1,141      -            1,141
                               ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

Income from continuing operations
 before income taxes               18,931      20,072      20,786      25,631      18,770      22,534      11,627      16,091

Income taxes                        6,867       7,274       7,499       9,299       6,662       8,173       4,244       5,822
                               ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

Income from continuing
 operations                        12,064      12,798      13,287      16,332      12,108      14,361       7,383      10,269

Income from operations of discontinued
 division (less applicable
 income taxes)                      1,572       1,799       1,766       1,858       1,079       1,856      -            1,852

Gain on disposition of discontinued
 operations (less applicable
 income taxes)                     -           -           -           -           -           -           22,523       -
                               ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------



Net income                     $   13,636  $   14,597  $   15,053  $   18,190  $   13,187  $   16,217  $   29,906  $   12,121
                               ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========

Consumer finance
 receivables, net (from
 continuing operations)        $3,309,770  $3,262,062  $3,444,445  $3,293,989  $3,479,042  $3,335,783  $3,507,971  $3,357,050
                               ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========

Consumer finance
 receivables, net (from
 discontinued operations)      $  362,065  $  378,850  $  360,878  $  376,164  $  347,781  $  375,779  $   -       $  372,274
                               ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Index of Documents filed as a part of this Report:

       1.    Financial Statements

             Included in Part II of this Report:
                                                                            PAGE

             Report of Independent Certified Public Accountants...............26

             Washington Mutual Finance Corporation and Subsidiaries:
               Consolidated Statements of Financial Condition
                at December 31, 2002 and 2001.................................27
               Consolidated Statements of Operations and Comprehensive Income
                for the Years Ended December 31, 2002, 2001 and 2000..........28
               Consolidated Statements of Retained Earnings
                for the Years Ended December 31, 2002, 2001 and 2000..........29
               Consolidated Statements of Cash Flows
                for the Years Ended December 31, 2002, 2001 and 2000..........30
               Notes to Consolidated Financial Statements.....................31

       2.    Financial Statement Schedules

             All schedules are omitted because of the absence of the conditions under which they are required or because the required information is set forth in the financial statements or related notes.

       3.    Exhibits

             Included in Part IV of this Report:

        Exhibit
        Number
        (3)  (a)   Certificate of  Incorporation  of  Washington Mutual  Finance
                   Corporation. as presently in effect. (i)
             (b)   By-Laws of Washington Mutual Finance Corporation as presently in effect. (ii)
        (4)  (a)   Indenture dated as of October 1, 1997 between  Aristar,  Inc.
                   and First Union National Bank, as trustee. (iii)
             (b)   Indenture dated as of November 15, 1997 between Aristar, Inc.
                   and First Union National Bank, as trustee. (iv)
             (c)   Indenture dated as of June 23, 1999 between Aristar, Inc. and
                   Harris Trust and Savings Bank, as trustee. (iv)
             (d)   The registrant  hereby agrees  to furnish  the Securities and
                   Exchange   Commission   upon   request   with  copies  of all
                   instruments defining rights of holders of long-term debt of Washington Mutual Finance Corporation and its consolidated subsidiaries.

        (10) (a) Income Tax Allocation Agreement between Aristar, Inc. and Washington Mutual, as successor to Great Western Financial Corporation (as amended effective August 31, 1999). (iv)
             (b) Three-Year Credit Agreement by and among Washington Mutual and Washington Mutual Finance Corporation and JPMorgan Chase Bank, as Administrative Agent. (iv)

        (12)  Statement Re: Computation of Ratios
        (23)  Independent Auditors' Consent.


             (i) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987, Commission file number 1-3521.
             (ii) Incorporated by reference to Registrant's Current Report on Form 8-K dated October 6, 1997, Commission file number 1-3521.
            (iii) Incorporated by reference to Registrant's Report on Form 424B2 dated November 6, 1997, Commission file number 1-3521.
             (iv) Incorporated by reference to Washington Mutual, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-14667.

             (b)   Reports on Form 8-K

                   No reports on Form 8-K were filed during the period covered by this Report.

                                   Signatures

Pursuant to the requirements of the Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           WASHINGTON MUTUAL FINANCE CORPORATION

                                           /s/   Craig J. Chapman
                                           -------------------------------------
                                           Craig J. Chapman
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 27, 2003.



/s/   Craig J. Chapman                 /s/   Edward S. Robertson
------------------------------------   -----------------------------------------
Craig J. Chapman                       Edward S. Robertson
Chief Executive Officer and Director   Senior Vice President and Chief Financial
(Principal Executive Officer)          Officer (Principal Financial Officer)

                                       /s/   Craig A. Stein
                                       -----------------------------------------
                                       Craig A. Stein
                                       Vice President and Controller
                                       (Principal Accounting Officer)

/s/   Craig E. Tall                    /s/   Fay L. Chapman
------------------------------------   -----------------------------------------
Craig E. Tall                          Fay L. Chapman
Director                               Director

                                       /s/   William A. Longbrake
                                       -----------------------------------------
                                       William A. Longbrake
                                       Director

                                 CERTIFICATIONS


I, Craig J. Chapman, certify that:

1) I have reviewed this annual report on Form 10-K of Washington Mutual Finance Corporation;
2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a)   designed  such   disclosure  controls  and  procedures  to ensure that
          material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employee who have a significant role in the registrant's internal controls; and
6) The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

Date:    March 27, 2003
                                       By:           /s/   Craig J. Chapman
                                       -----------------------------------------
                                       Craig J. Chapman
                                       Chief Executive Officer of
                                       Washington Mutual Finance Corporation

I, Edward S. Robertson, certify that:

1) I have reviewed this annual report on Form 10-K of Washington Mutual Finance Corporation;
2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a)   designed  such   disclosure  controls  and  procedures  to ensure that
          material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employee who have a significant role in the registrant's internal controls; and
6) The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.


Date:    March 27, 2003
                                       By:           /s/   Edward S. Robertson
                                       -----------------------------------------
                                       Edward S. Robertson
                                       Chief Financial Officer of Washington
                                       Mutual Finance Corporation