Form 10-K/A
period 2002-12-31
WASHINGTON MUTUAL FINANCE CORP
filed 2003-03-27
CIK 7214

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/A:

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

                           ANNUAL REPORT ON FORM 10-K/A

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

                                     PART I

Item 1.  Business

General

Washington Mutual Finance Corporation ("WMF"), incorporated in Delaware in 1986, as Aristar, Inc., is a holding company headquartered in Tampa, Florida whose subsidiaries are engaged in the consumer financial services business. Washington Mutual Finance Corporation is an indirect, wholly-owned subsidiary of Washington Mutual, Inc. ("Washington Mutual"). When we refer to "we", "our", "us", or the "Company" in this Form 10-K/A, we mean Washington Mutual Finance Corporation and its subsidiaries, all of which are wholly-owned.

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


See Notes to Consolidated Financial Statements.

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Notes to Consolidated Financial Statements

Note 1            Ownership and Operations

Washington Mutual Finance Corporation ("WMF"), incorporated in Delaware in 1986, as Aristar, Inc., is a holding company headquartered in Tampa, Florida whose subsidiaries are engaged in the consumer financial services business. Washington Mutual Finance Corporation is an indirect, wholly-owned subsidiary of Washington Mutual, Inc. ("Washington Mutual"). When we refer to "we", "our", "us", or the "Company" in this Form 10-K/A, we mean Washington Mutual Finance Corporation and its subsidiaries, all of which are wholly-owned.

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

        (12)  Statement Re: Computation of Ratios
        (23)  Independent Auditors' Consent.


             (i) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987, Commission file number 1-3521.
             (ii) Incorporated by reference to Registrant's Current Report on Form 8-K dated October 6, 1997, Commission file number 1-3521.
            (iii) Incorporated by reference to Registrant's Report on Form 424B2 dated November 6, 1997, Commission file number 1-3521.
             (iv) Incorporated by reference to Washington Mutual, Inc.'s Annual Report on Form 10-K/A for the year ended December 31, 2002, Commission File No. 1-14667.

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