Form 10-Q
period 2003-03-31
WASHINGTON MUTUAL FINANCE CORP
filed 2003-05-05
CIK 7214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

|_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from.......................................to...................................

Commission file number 1-3521

WASHINGTON MUTUAL FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	95-4128205
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
8900 Grand Oak Circle, Tampa, FL	33637-1050
(Address of principal executive offices)	(Zip Code)

(813) 632-4500
(Registrant’s telephone number, including area code)

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
Yes [ ] No [X].

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 30, 2003, there were 1,000 shares of Common Stock outstanding.

Registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

WASHINGTON MUTUAL FINANCE CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2003

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3
Condensed Consolidated Statements of Financial Condition - March 31, 2003 (unaudited) and December 31, 2002	3
Condensed Consolidated Statements of Operations, Comprehensive Income and Retained Earnings - Three Months Ended March 31, 2003 and 2002 (unaudited)	4
Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2003 and 2002 (unaudited)	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Cautionary Statements	9
Controls and Procedures	10
Critical Accounting Policies	10
Overview	11
Recently Issued Accounting Standards	11
Consolidated Results of Operations	12
Asset Quality	16
Liquidity	18
Subsequent Event	19
Capital Management	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	21
Item 6. Exhibits and Reports on Form 8-K	22
Signature	23
Certifications	24

The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such periods. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read in conjunction with Washington Mutual Finance Corporation's 2002 Annual Report on Form 10-K/A.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Condensed Consolidated Statements of Financial Condition

(Dollars in thousands) ASSETS	March 31, 2003 (Unaudited)	December 31, 2002

Consumer finance receivables, net	$3,584,188	$3,507,971
Investment securities available for sale	58,503	67,366
Cash and cash equivalents	130,570	124,506
Property, equipment and leasehold improvements, net	20,330	21,375
Goodwill, net	40,821	40,821
Other assets	82,359	85,269

TOTAL ASSETS	$3,916,771	$3,847,308

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Commercial paper borrowings	$702,938	$739,467
Notes payable to affiliate	150,000	--
Senior debt	2,388,370	2,389,677

Total debt	3,241,308	3,129,144
Accounts payable and other liabilities	138,817	201,134

Total liabilities	3,380,125	3,330,278

Commitments and contingencies (Note 3)
Stockholder's equity
Common stock: $1.00 par value; 10,000 shares authorized; 1,000 shares issued and outstanding	1	1
Paid-in capital	67,210	67,210
Retained earnings	467,407	447,931
Accumulated other comprehensive income	2,028	1,888

Total stockholder's equity	536,646	517,030

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$3,916,771	$3,847,308

See Notes to Condensed Consolidated Financial Statements.

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Condensed Consolidated Statements of Operations, Comprehensive Income and Retained Earnings
(Unaudited)

(Dollars in thousands)	For the three Months Ended March 31,

Interest income:	2003	2002
Loan interest and fee income	$141,438	$134,352
Investment securities income	1,253	1,772

Total interest income	142,691	136,124
Interest and debt expense	39,703	43,838

Net interest income before provision for loan losses	102,988	92,286
Provision for loan losses	37,410	39,599

Net interest income after provision for loan losses	65,578	52,687

Noninterest income	6,548	5,769
Noninterest expense:
Personnel	23,489	22,918
Data processing and telecommunication	4,079	4,051
Occupancy	3,422	3,613
Advertising	3,830	2,917
Taxes, licenses and professional fees	2,517	2,080
Other	4,113	3,946

Total noninterest expense	41,450	39,525

Income from continuing operations before income taxes	30,676	18,931
Income taxes	11,200	6,867

Income from continuing operations	19,476	12,064
Discontinued operations
Income from operations of discontinued division (less applicable income taxes of $0 and $973)	-	1,572

Net income	19,476	13,636
Net unrealized holding gains (losses) on securities arising during period, net of tax	140	(492)

Comprehensive income	$19,616	$13,144

Retained earnings
Beginning of period	$447,931	$499,149
Net income	19,476	13,636
Dividends	-	(30,000)

End of period	$467,407	$482,785

See Notes to Condensed Consolidated Financial Statements.

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	For the Three Months Ended March 31,

Operating activities	2003	2002

Income from continuing operations	$19,476	$12,064
Income from discontinued operations	-	1,572

Net income	19,476	13,636
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	37,410	39,599
Increase in accounts payable and other liabilities	15,596	6,546
Decrease in other assets	2,910	17,265
Depreciation and amortization	2,085	3,217

Net cash provided by operating activities	77,477	80,263

Investing activities
Increase in net assets of discontinued operations	-	(1,402)
Investment securities matured or sold	9,219	7,907
Investment securities purchased	-	(82)
Net additions to property, equipment and leasehold improvements	(802)	(942)
Net (increase) decrease in consumer finance receivables	(114,466)	6,461

Net cash (used in) provided by investing activities	(106,049)	11,942

Financing activities
Increase in notes payable to affiliates	150,000	-
Increase in senior debt from hedging activity	(835)	(10,915)
Net decrease in commercial paper borrowings	(36,529)	(92,774)
Dividends paid	(78,000)	-

Net cash provided by (used in) financing activities	34,636	(103,689)

Net increase (decrease) in cash and cash equivalents	6,064	(11,484)

Cash and cash equivalents
Beginning of period	124,506	94,326

End of period	$130,570	$82,842

Supplemental disclosures of cash flow information
Interest paid	$20,869	$20,214
Federal and state income taxes paid (net of refunds)	$10,908	$1,601

See Notes to Condensed Consolidated Financial Statements.

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1   Basis of Presentation

The accompanying Condensed Consolidated Financial Statements of Washington Mutual Finance Corporation and subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2002 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year.

Washington Mutual Finance Corporation is an indirect, wholly-owned subsidiary of Washington Mutual, Inc. (“Washington Mutual”). When we refer to “we”, “our”, “us”, or the “Company” in this Form 10-Q, we mean Washington Mutual Finance Corporation and its subsidiaries, all of which are wholly-owned.

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

Our Company’s operations consists principally of a network of 432 branch offices located in 26 states, primarily in the southeast, southwest and California (“Consumer Finance”). These offices operate under the name Washington Mutual Finance. Our branch offices are typically located in small- to medium-sized communities in suburban or rural areas and are managed by individuals who generally have considerable consumer lending experience. We make secured and unsecured consumer installment loans, and purchase installment contracts from local retail establishments. The consumer credit transactions are primarily for personal, family, or household purposes. From time to time, we purchase, servicing released, real estate secured consumer loans from national mortgage companies and banking operations through our wholly owned subsidiary, Washington Mutual Finance, Inc., a California corporation, which does business as Aristar Mortgage Company (“Aristar Mortgage”).

Until October 1, 2002, we also owned a consumer financial services business (“Consumer Banking”), which provided services through our industrial banking subsidiary, First Community Industrial Bank (“FCIB”). FCIB had 10 branches in Colorado and Utah. FCIB made consumer loans, purchased retail installment contracts and accepted deposits insured by the Federal Deposit Insurance Corporation. This business was sold on October 1, 2002 and, accordingly, Consumer Banking has been accounted for, and is reported, as discontinued operations.

Note 2   Hedging Activities

Our risk management policy provides for the use of certain derivatives and financial instruments in managing certain risks. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Managed risk includes the risk associated with changes in fair value of long-term fixed rate debt. In accordance with our risk management policy, such risk is hedged by entering into pay floating interest rate exchange agreements. The instruments designated in these fair value hedges include interest rate swaps that qualify for the “short cut” method of accounting under SFAS No. 133. Under the “short cut” method, we assume no ineffectiveness in a hedging relationship. Since the terms of the interest rate swap qualify for the use of the “short cut” method, it is not necessary to measure effectiveness and there is no charge to earnings for changes in fair value. All changes in fair value are recorded as adjustments to the basis of the hedged borrowings based on changes in the fair value of the derivative instrument. When derivative instruments are terminated prior to their maturity, or the maturity of the hedged liability, any resulting gains or losses are included as part of the basis adjustment of the hedged item and amortized over the remaining term of the liability. At March 31, 2003, the unamortized deferred gain on terminated hedging transactions totaled $10.0 million. This amount is included in senior debt on the Condensed Consolidated Statement of Financial Condition.

At March 31, 2003, we had three outstanding interest rate swap agreements with a combined notional amount of $450.0 million and a total fair value of $33.5 million. This amount is reflected as an adjustment to senior debt on the Condensed Consolidated Statement of Financial Condition, with the related asset included in other assets.

Note 3   Legal Proceedings

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

In one of the pending cases, Carolyn Baker, et al. v. Washington Mutual Finance Group, LLC f/k/a City Finance Company, a jury awarded just over $71 million against one of the Company’s subsidiaries, Washington Mutual Finance Group, LLC, a Delaware limited liability company (“WMF Group”). Pursuant to a motion filed by WMF Group, the trial court reduced the verdict to just over $53 million. WMF Group is in the process of appealing the verdict and has posted a bond to stay execution on the judgment pending the appellate court’s ruling. WMF Group’s appellate brief and three amicus briefs were filed in November 2002, and all briefing is expected to be completed by the end of second quarter 2003. The appeal is based on numerous grounds, including the gross inequity between the alleged economic losses of only $12,000 and the actual jury award.

In the case of Philisia Banks, et. al. v. City Finance Co., et. al., which was originally scheduled for trial beginning December 16, 2002, the plaintiffs requested further mediation. This case is now expected to go to trial sometime in the second quarter of 2004. In the case of William Agnew, et. al. v. City Finance Company of Mississippi, Inc., et. al., in which the Company previously announced that a trial was set for May of 2003, the Court entered judgment in favor of the defendants on a motion for summary judgment. Plaintiffs have filed a motion to reconsider, which is pending. Because of the unusual litigation environment in Mississippi, it is difficult to predict potential outcomes and losses. However, based upon information presently available, we believe that the total amount that will ultimately be paid, if any, after reductions and appeals, arising from these Mississippi lawsuits and proceedings will not have a material adverse effect on our consolidated results of operations and financial position.

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

Note 4   Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated retirement costs. This Statement was effective January 1, 2003 and did not have a material impact on our results of operations or the financial condition of the Company.

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

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity and determine when assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. The provisions of this interpretation became effective upon issuance. We have no unconsolidated investments in any variable interest entities. As indicated in the “Liquidity” section, during 2002, we entered into an agreement to participate in an asset-backed commercial paper conduit program, whereby, the funds are made available through the assignment of an undivided interest in a specified group of unsecured receivables to a special purpose, wholly-owned consolidated subsidiary of the Company (referred to as the “SPE”). However, the SPE is included in our consolidated financial statements. For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity”.

Note 5   Related Party Transaction

Effective January 16, 2003, we entered into a 364-day unsecured revolving credit agreement with Washington Mutual, Inc., which provides $250.0 million in borrowing capacity at an interest rate of LIBOR plus 0.45% and is automatically renewable for an additional 364 days. Under this agreement, there was $150.0 million outstanding at March 31, 2003. The associated interest expense for the three months-ended March 31, 2003 was $227,000. On April 2, 2003, the outstanding borrowings were reducted to $0, using the proceeds of the asset-backed commercial paper conduit funding. See "Note 6 - Subsequent Event".

We paid dividends in the amount of $78.0 million during the three-month period ended March 31, 2003, which had been declared during the fourth quarter of 2002.

Note 6  Subsequent Event

In April 2003, we entered into agreements to expand the existing asset-backed commercial paper conduit program with WestLB to add Bank One, N.A. and its subsidiary, as an additional purchaser and funding agent, increase the facility limit to $600.0 million and assign additional receivables to the special purpose entity wholly owned by us for pledging under the facility. Under the terms of these amendments, Bank One has committed to provide up to $300.0 million of the available $600.0 million in funding under the program. The minimum net worth requirement for the special purpose subsidiary, which had been $9.0 million under the original agreement, changed to $18.0 million. All other terms of the original agreement, dated July 31, 2002, remained unchanged. Under these amendments to the agreement, we borrowed $150.0 million on April 2, 2003 and $150.0 million on April 9, 2003 for a total outstanding under the program of $600.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

Our Form 10-Q and other documents that we file with the Securities and Exchange Commission contain forward-looking statements. In addition, our senior management may make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or words of similar meaning, or future or conditional verbs, such as “will,” “would,” “should,” “could,” or “may”.

Forward-looking statements provide our expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. These statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. There are a number of factors, many of which are beyond our control, that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. Refer to “Business — Factors that May Affect Future Results” in our 2002 Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission, which is incorporated herein by reference, for additional information on cautionary statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented elsewhere in this Form 10-Q.

Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our Condensed Consolidated Financial Statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our Condensed Consolidated Financial Statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our Condensed Consolidated Financial Statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

Critical Accounting Estimates

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified one policy that, due to the judgments, estimates and assumptions inherent in this policy, is critical to an understanding of our Condensed Consolidated Financial Statements. This policy relates to the methodology for the determination of our allowance for loan losses. This policy and judgments, estimates and assumptions are described in greater detail in subsequent sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the financial statements included in the Company’s 2002 Annual Report on Form 10-K/A. In particular, Note 2 to the consolidated financial statements — “Summary of Significant Accounting Policies” — generally describes our accounting policies.

Initial Adoption of Accounting Policies

The Company did not adopt any new accounting policies during the quarter ended March 31, 2003 that were not the result of new accounting literature issued by a recognized accounting standard setter and that had a material impact on the Company’s financial presentation.

Overview

On October 1, 2002, we sold FCIB, our Consumer Banking subsidiary. Accordingly, the accompanying Condensed Consolidate Statements of Operations,Comprehensive Income and Retained Earnings have been classified to report separately the prior year operating results of this discontinued operation.

Net income for the first quarter of 2003 totaled $19.5 million. This was a 42.8% increase from the $13.6 million net income for the same period of 2002. Our return on average assets for the three-month period ended March 31, 2003 was 2.04%, compared to 1.36% in the same period of 2002. See further discussion in “Consolidated Results of Operations”.

Consumer finance receivables (net of unearned finance charges and deferred loan fees) increased $76.2 million or 2.2% from December 31, 2002. Our strategy continues to target portfolio growth; however, our loan underwriting and acquisition strategy will continue to take into account the condition of the economy in the markets we currently serve or in which we anticipate expanding.

At March 31, 2003, real estate secured loans comprised approximately 54% of the total portfolio, as compared to 51% one year ago. As a result of this continued shift in portfolio mix and the lower rates associated with real estate loans, the overall yield earned on consumer finance receivables declined to 15.54% in the three months ended March 31, 2003 from 15.77% in the same period of 2002. See “Consolidated Results of Operations.”

Net interest spread for the three months ended March 31, 2003 increased to 9.85% from 9.20% for the same period of 2002. Net interest margin for the three months ended March 31, 2003 increased to 10.77% from 10.32% for the same period of 2002. These increases are primarily a result of lower cost borrowings, somewhat offset by the shift in mix to lower-yielding real estate loans, as discussed above.

Net charge-offs totaled $37.3 million for the three months ended March 31, 2003, as compared to $38.0 million during the same period in 2002. Annualized net charge-offs as a percentage of average consumer finance receivables (excluding unearned finance charges and deferred loan fees) were 4.10% in the three months ended March 31, 2003, as compared to 4.46% in the same period of 2002. See “Asset Quality”.

Operating efficiency is defined as the ratio of noninterest expense to total revenue (which is comprised of net interest income before provision for loan losses and noninterest income). In the three months ended March 31, 2003, our operating efficiency ratio improved to 37.84% from 40.31% for the same period in 2002. This improvement is due to a higher net interest margin, supported by continued control of noninterest expenses. See “Consolidated Results of Operations.”

Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated retirement costs. This Statement was effective January 1, 2003 and did not have a material impact on our results of operations or the financial condition of the Company.

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

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity and determine when assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. The provisions of this interpretation became effective upon issuance. We have no unconsolidated investments in any variable interest entities. As indicated in the “Liquidity” section, during 2002, we entered into an agreement to participate in an asset-backed commercial paper conduit program, whereby, the funds are made available through the assignment of an undivided interest in a specified group of unsecured receivables to a special purpose, wholly-owned consolidated subsidiary of the Company (referred to as the “SPE”). However, the SPE is included in our consolidated financial statements. For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity”.

Consolidated Results of Operations

Net Interest Income before Provision for Loan Losses

Net interest income before provision for loan losses for the three months ended March 31, 2003 increased 11.6% to $103.0 million, compared to $92.3 million in the same period of 2002.

The increase in net interest income before provision for loan losses during the three months ended March 31, 2003 reflects growth in average net consumer finance receivables to $3.69 billion, which was $234.4 million, or 6.8%, greater than the average balance during the same period in 2002. Partially offsetting this portfolio growth is a 23 basis point decrease in average portfolio yield for the three months ended March 31, 2003, compared to the same period of 2002. This yield compression is primarily a result of lower written rates on our higher average outstanding balance real estate secured loans. In addition, the secondary market in which we purchase second mortgages through our subsidiary, Aristar Mortgage, is highly sensitive to interest rate indices. Accordingly, the yield on our secured portfolio reflects the decline in rates that began in 2001 and continued throughout 2002.

As a result of the higher average receivables balance, average debt outstanding increased $222.3 million or 7.5% to $3.18 billion during the quarter ended March 31, 2003, as compared to the same period in the prior year. Although average debt outstanding increased for the three-month period ended March 31, 2003, the effective yield decreased by 95 basis points, as compared to the same period in 2002. The improvement in the effective yield was a result of lower interest rates, as well as continued management of the debt portfolio, with focus on lower cost of borrowings.

The following chart reflects the average balances and related effective yields during the three months ended March 31, 2003 and 2002, as described above:

(Dollars in thousands)	Three Months Ended March 31,

	2003		2002

	Average Balance	Rate	Average Balance	Rate

Interest-earning assets:
Consumer finance receivables:
Real estate secured loans	$1,968,528	12.04%	$1,739,517	12.76%
Other installment loans	1,465,600	21.23	1,398,967	20.90
Retail installment contracts	256,030	10.00	317,297	9.60

Total consumer finance receivables	3,690,158	15.54%	3,455,781	15.77%
Cash, cash equivalents and investment securities	188,769	2.69	170,265	4.22

Total interest-earning assets	$3,878,927	14.92%	$3,626,046	15.22%

Interest-bearing liabilities:
Senior debt	$2,388,929	6.16%	$2,664,472	6.40%
Commercial paper and other	786,725	1.76	288,876	2.50

Total interest-bearing liabilities	$3,175,654	5.07%	$2,953,348	6.02%

Net interest spread		9.85%		9.20%
Net interest margin		10.77%		10.32%

The dollar amounts of interest income and interest expense fluctuate depending upon changes in amounts (volume) and upon changes in interest rates of our interest-earning assets and interest-bearing liabilities.

Changes attributable to (i) changes in volume (changes in average outstanding balances multiplied by the prior period’s rate), (ii) changes in rate (changes in average interest rate multiplied by the prior period’s volume), and (iii) changes in rate/volume (changes in rate times the change in volume that were allocated proportionately to the changes in volume and the changes in rate) were as follows:

(Dollars in thousands)	Three Months Ended March 31, 2003 vs. 2002

	Increase/(Decrease) Due to

	Volume	Rate	Total Change

Interest income:
Consumer finance receivables	$8,983	$(1,897)	$7,086
Investment securities	123	(642)	(519)

Total interest income	$9,106	$(2,539)	$6,567
Interest expense:
Interest-bearing liabilities	2,779	(6,914)	(4,135)

Net interest income	$6,327	$4,375	$10,702

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2003 was $37.4 million compared to $39.6 million in the same period of 2002. For the three months ended March 31, 2003, the annualized provision for loan losses from continuing operations was 4.8% of average consumer finance receivables (excluding unearned finance charges and deferred loan fees), as compared to 4.6% during the same period of 2002. See further discussion in “Allowance for Loan Losses.”

Noninterest Income

Noninterest income increased 13.5% to $6.5 million for the three months ended March 31, 2003, compared to $5.8 million during the same period in 2002. Noninterest income is comprised of revenue earned from the sale of various credit insurance and ancillary products to borrowers at the branch locations. These products include credit life insurance, accident and health insurance, credit property and casualty insurance, term life protector, involuntary unemployment insurance and auto single interest.

During 2001, in order to be more responsive to customer needs, the decision was made to discontinue the sale of single premium credit insurance on closed-end real estate loans until an alternative product could be developed and introduced. An alternative credit-life product that bills monthly based on the outstanding loan balance, intended to be more responsive to customer needs and desires, has been developed and is being introduced on a graduated basis in almost every branch state. The increase in 2003 year-to-date income from credit insurance products is due primarily to the roll-out in 19 branch states of the new monthly outstanding balance product for closed-end real estate loans.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2003 increased 4.9% to $41.5 million, as compared to $39.5 million for the same period in 2002. The increase in noninterest expense is due largely to increased advertising expense associated with our direct mail marketing strategy.

Asset Quality

Consumer Finance Receivables

Consumer finance receivables consisted of the following:

(Dollars in thousands)	March 31, 2003	December 31, 2002

Consumer finance receivables: Real estate secured loans	$2,262,383	$2,174,108
Other installment loans	1,654,133	1,651,120
Retail installment contracts	284,879	304,289

Gross consumer finance receivables	4,201,395	4,129,517
Less: Unearned finance charges and
deferred loan fees	(466,708)	(471,120)
Allowance for loan losses	(150,499)	(150,426)

Consumer finance receivables, net	$3,584,188	$3,507,971

Allowance for Loan Losses

Activity in the allowance for loan losses was as follows:

(Dollars in thousands)	Three Months Ended March 31,

	2003	2002

Balance, beginning of period	$150,426	$122,851
Provision for loan losses	37,410	39,599
Amounts charged-off:
Real estate secured loans	(3,186)	(2,222)
Other installment loans	(36,806)	(36,804)
Retail installment contracts	(3,359)	(3,773)

	(43,351)	(42,799)
Recoveries:
Real estate secured loans	270	72
Other installment loans	5,111	4,084
Retail installment contracts	633	679

	6,014	4,835

Net charge-offs	(37,337)	(37,964)

Balance, end of period	$150,499	$124,486

In order to establish our allowance for loan losses, the consumer finance receivables portfolio is segmented into two categories: real estate secured and non-real estate secured (other installment loans and retail installment contracts). The determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses for these homogeneous loan pools rests upon various judgments and assumptions used to determine the risk characteristics of each portfolio. These judgments are supported by analyses that fall into three general categories: (i) economic conditions as they relate to our current customer base and geographic distribution; (ii) a predictive analysis of the outcome of the current portfolio (a migration analysis); and (iii) prior loan loss experience. Additionally, every real estate secured loan that reaches 60 days delinquency is reviewed by our credit administration management to assess collectibility and determine a future course of action, at times resulting in the need to foreclose on the property.

Management establishes the allowance for loan losses based on estimated losses inherent in the portfolio. There are several underlying factors in our portfolio that support our current level of allowance for loan losses. We analyze our reserves based on both trailing coverage and forward looking coverage. Trailing coverage represents the percentage of coverage we currently have in the allowance, based on the previous 12 months of losses. Forward looking coverage represents the percentage of coverage we have in the allowance, based on estimated losses inherent in the portfolio over the next 12 months. Our trailing coverage is slightly higher compared to the end of the first quarter of 2002, and our forward looking coverage has improved over the same period of time.

Net charge offs during the first quarter of 2003 decreased, as compared with the same period in the prior year. As reflected below, the delinquency trends in our portfolio have improved. This is a result of both strengthened underwriting capabilities and a heightened focus on collection efforts in the branch offices and our Pensacola, Florida customer care center.

From an underwriting perspective, we have focused our unsecured lending efforts on identifying opportunities in markets with stronger economies, while minimizing exposure in markets deemed to be in recession or unstable. For secured lending, we have focused on reducing the loan to value (“LTV”) on new origination. LTV represents the dollars loaned as a percentage of the value of the collateral of our real estate secured loans; lower LTV means less inherent risk.

Based on industry-defined economic status, we have identified states that are in or near recession, and have focused our unsecured lending efforts into non-recessionary states, by targeting those markets for direct mail campaigns, as well as limiting the amount of new money lent to existing borrowers in depressed markets. As a result of our stricter underwriting standards, we have slowed the growth of unsecured loans and continued to remix toward a higher percentage of real estate secured loans. The increased proportion of secured loans in the portfolio, combined with the stronger collateral position, as well as improved unsecured lending guidelines, is expected to result in a relative decrease in loan losses as the portfolio continues to season in 2003 and beyond.

When a borrower is delinquent in making a payment, the amount of effort put forth in contacting the borrower has a direct, inverse relationship to the likelihood that the account will eventually charge off. In light of this, management has placed an increased emphasis on the level of resources placed toward our collection activity. As a result of the focused, targeted contact strategies put in place and executed, subject to applicable debt collection statutes and rules, the delinquency levels have been favorably impacted.

The following table sets forth, by loan type, the amount of receivables delinquent for 60 days or more, on a contractual basis, and the ratio of that amount to gross consumer finance receivables outstanding in each category:

(Dollars in thousands)	March 31, 2003		December 31, 2002

Real estate secured loans	$49,823	2.21%	$44,409	2.04%
Other installment loans	81,327	4.92	87,179	5.28
Retail installment contracts	7,922	2.78	8,874	2.92

	$139,072	3.31%	$140,462	3.40%

Liquidity

We fund our operations through a variety of corporate borrowings. The primary source of these borrowings is corporate debt securities issued by the Company. At March 31, 2003, seven different fixed-rate senior debt issues totaling $2.35 billion were outstanding, with a weighted-average coupon of 7.00%. To meet our short-term funding needs, we issue commercial paper. The Company has a commercial paper program with several investment banks, which provides $500.0 million in borrowing capacity. At March 31, 2003, twenty-one different commercial paper borrowings totaling $402.9 million were outstanding, with a weighted-average coupon of 1.37%.

We also share, with Washington Mutual, an $800.0 million 3-year revolving credit facility which provides back up for our commercial paper programs. The borrowing capacity is limited to the total amount of the credit facility, net of the amount of combined commercial paper outstanding. At March 31, 2003, there was $262.1 million available under these facilities. There were no direct borrowings under these facilities at any point during 2003 or 2002. This revolving credit agreement, shared with Washington Mutual, has restrictive covenants which include: a minimum consolidated net worth test; a limit on senior debt to the borrowing base (up to 10:1); subsidiary debt (excluding bank deposits and intercompany debt) not to exceed 30% of total debt; and a 60-day delinquency ratio not to exceed 6% of consumer finance receivables. As of March 31, 2003, we were in compliance with all restrictive covenants.

During 2002, we entered into an agreement with Westdeutsche Landesbank Girozentrale (“WestLB”) to participate in a $300.0 million asset-backed commercial paper conduit program. Under this program, administered by WestLB, up to $300.0 million of funding was made available through the assignment of an undivided interest in a specified group of unsecured receivables to a special purpose, wholly-owned consolidated subsidiary of the Company, (referred to as the “SPE”). Under the terms of the agreement, which has a 364-day term, with an option to extend for up to two additional 364-day periods, WestLB issues commercial paper (indirectly secured by the receivables), on behalf of the Company. Under this agreement, we had $300.0 million outstanding, with an average coupon of 1.33% at March 31, 2003. This program has restrictive covenants that include various financial reporting and management requirements, as well as a $9.0 million minimum net worth requirement for the special purpose subsidiary. As of March 31, 2003, we were in compliance with all restrictive covenants.

In April 2003, we entered into agreements to expand the existing asset-backed commercial paper conduit program to add Bank One, N.A. and its subsidiary, as an additional purchaser and funding agent, increase the facility limit to $600.0 million and assign additional receivables to the SPE. Under the terms of these amendments, Bank One has committed to provide up to $300.0 million of the available $600.0 million in funding under the program. See “Subsequent Event”.

Effective January 16, 2003, we entered into a 364-day unsecured revolving credit agreement with Washington Mutual, Inc., which provides $250.0 million in borrowing capacity at an interest rate of LIBOR plus 0.45% and is automatically renewable for an additional 364 days. Under this agreement, there was $150.0 million outstanding at March 31, 2003. On April 2, 2003, the outstanding borrowings were reduced to $0, using the proceeds of the asset-backed commercial paper conduit funding. See "Note 6 - Subsequent Event".

Subsequent Event

In April 2003, we entered into agreements to expand the existing asset-backed commercial paper conduit program with WestLB to add Bank One, N.A. and its subsidiary, as an additional purchaser and funding agent, increase the facility limit to $600.0 million and assign additional receivables to the special purpose entity wholly owned by us for pledging under the facility. Under the terms of these amendments, Bank One has committed to provide up to $300.0 million of the available $600.0 million in funding under the program. The minimum net worth requirement for the special purpose subsidiary, which had been $9.0 million under the original agreement, changed to $18.0 million. All other terms of the original agreement, dated July 31, 2002, remained unchanged. Under these amendments to the agreement, we borrowed $150.0 million on April 2, 2003 and $150.0 million on April 9, 2003 for a total outstanding under the program of $600.0 million.

Capital Management

We establish equity leverage targets based upon the ratio of debt (including customer deposits) to tangible equity. The debt to tangible equity ratio at March 31, 2003 of 6.54:1 is consistent with the ratio of 6.57:1 at December 31, 2002. The determination of our dividend payments and resulting capital leverage is managed in a manner consistent with our desire to maintain strong and improved credit ratings. In addition, provisions of certain of our debt agreements restrict the payment of dividends to a maximum prescribed proportion of cumulative earnings and contributed capital. At March 31, 2003, approximately $86.2 million was available under the debt agreement restriction for future dividends. We paid dividends in the amount of $78.0 million during the three-month period ended March 31, 2003, which had been declared during the fourth quarter of 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The table below indicates the sensitivity of net interest income and net income before taxes to interest rate movements. The comparative scenarios assume that interest rates rise or fall in even monthly increments over the next twelve months for a total increase of 200 or decrease of 100 basis points. The interest rate scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements.

Our net interest income and net income before taxes sensitivity profiles as of March 31, 2003 and December 31, 2002 are stated below:

	Gradual changes in Rates

Net interest income change for the one year period beginning:	-100bp	+200bp

April 1, 2003	1.05%	(2.08)%
January 1, 2003	.77%	(1.48)%
Net income before taxes change for the one year period beginning:	-100bp	+200bp

April 1, 2003	.43%	(.93)%
January 1, 2003	(.50)%	1.08%

Our net interest income and net income before taxes “at risk” position has not changed significantly since December 31, 2002. although net interest income does reflect slightly higher sensitivity to interest rate movement, primarily associated with the increase in short-term financing needs. At March 31, 2003, the commercial paper and other short-term debt outstanding was $852.9 million (26.3% of total outstanding debt), and at December 31, 2002 the commercial paper balance outstanding was $739.5 million (23.6% of total outstanding debt). In general, changes in rates do not have a significant impact on our income, as our customers are less rate sensitive and the majority of our borrowings are fixed rate. Assumptions are made in modeling the sensitivity of net interest income and net income before taxes. The simulation model captures expected prepayment behavior under changing interest rate environments. Sensitivity of new loan volume to market interest rate levels is included as well.

PART II — OTHER INFORMATION

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

In one of the pending cases, Carolyn Baker, et al. v. Washington Mutual Finance Group, LLC f/k/a City Finance Company, a jury awarded just over $71 million against one of the Company’s subsidiaries, Washington Mutual Finance Group, LLC, a Delaware limited liability company (“WMF Group”). Pursuant to a motion filed by WMF Group, the trial court reduced the verdict to just over $53 million. WMF Group is in the process of appealing the verdict and has posted a bond to stay execution on the judgment pending the appellate court’s ruling. WMF Group’s appellate brief and three amicus briefs were filed in November 2002 and all briefing is expected to be completed by the end of second quarter 2003. The appeal is based on numerous grounds, including the gross inequity between the alleged economic losses of only $12,000 and the actual jury award.

In the case of Philisia Banks, et. al. v. City Finance Co., et. al., which was originally scheduled for trial beginning December 16, 2002, the plaintiffs requested further mediation. This case is now expected to go to trial sometime in the second quarter of 2004. In the case of William Agnew, et. al. v. City Finance Company of Mississippi, Inc., et. al., in which the Company previously announced that a trial was set for May of 2003, the Court entered judgment in favor of the defendants on a motion for summary judgment. Plaintiffs have filed a motion to reconsider, which is pending. Because of the unusual litigation environment in Mississippi, it is difficult to predict potential outcomes and losses. However, based upon information presently available, we believe that the total amount that will ultimately be paid, if any, after reductions and appeals, arising from these Mississippi lawsuits and proceedings will not have a material adverse effect on our consolidated results of operations and financial position.

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

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibit
      Number

(3)	(a)	Certificate of Incorporation of Washington Mutual Finance Corporation as presently in effect. (i)
	(b)	By-Laws of Washington Mutual Finance Corporation as presently in effect. (ii)
(4)	(a)	Indenture dated as of October 1, 1997 between Aristar, Inc. and First Union National Bank, as trustee. (iii)
	(b)	Indenture dated as of November 15, 1997 between Aristar, Inc. and First Union National Bank, as trustee. (iv)
	(c)	Indenture dated as of June 23, 1999 between Aristar, Inc. and Harris Trust and Savings Bank, as trustee.(iv)
	(d)	The registrant hereby agrees to furnish the Securities and Exchange Commission upon request with copies of all instruments defining rights of holders of long-term debt of Washington Mutual Finance Corporation and its consolidated subsidiaries.
(99)	(a)	Certification of the Chief Executive Officer. (filed herewith)
	(b)	Certification of the Chief Financial Officer. (filed herewith)
	(i)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987, Commission file number 1-3521.
	(ii)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated October 6, 1997, Commission file number 1-3521.
	(iii)	Incorporated by reference to Registrant’s Report on Form 424B2 dated November 6, 1997, Commission file number 1-3521.
	(iv)	Incorporated by reference to Washington Mutual, Inc.‘s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-14667.

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the period covered by this Report.

SIGNATURES

        Pursuant to the requirements of Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 5, 2003.

WASHINGTON MUTUAL FINANCE CORPORATION

By: /s/ Edward S. Robertson Edward S. Robertson Senior Vice President and Chief Financial Officer (Principal Financial Officer)
By: /s/ Craig A. Stein Craig A. Stein Vice President and Controller (Principal Accounting Officer)

CERTIFICATIONS

I, Craig J. Chapman, certify that:

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

4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employee who have a significant role in the registrant’s internal controls; and

6)

The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

Date: May 5, 2003

By: /s/ Craig J. Chapman Craig J. Chapman Chief Executive Officer of Washington Mutual Finance Corporation

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

4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employee who have a significant role in the registrant’s internal controls; and

6)

The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

Date: May 5, 2003

By: /s/ Edward S. Robertson Edward S. Robertson Chief Financial Officer of Washington Mutual Finance Corporation