Form 10-Q
period 2003-06-30
WASHINGTON MUTUAL FINANCE CORP
filed 2003-08-12
CIK 7214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2003

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
Yes [ ] No [X].

As of July 31, 2003, there were 1,000 shares of Common Stock outstanding.

Registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

WASHINGTON MUTUAL FINANCE CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED June 30, 2003

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3
Condensed Consolidated Statements of Financial Condition - June 30, 2003 and December 31, 2002 (unaudited)	3
Condensed Consolidated Statements of Operations, Comprehensive Income and Retained Earnings - Three and Six Months Ended June 30, 2003 and 2002 (unaudited)	4
Condensed Consolidated Statements of Cash Flows - Three and Six Months Ended June 30, 2003 and 2002 (unaudited)	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Cautionary Statements	9
Controls and Procedures	9
Critical Accounting Policies	10
Overview	10
Consolidated Results of Operations	11
Asset Quality	14
Liquidity	16
Capital Management	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Item 4. Controls and Procedures	9

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	18
Item 6. Exhibits and Reports on Form 8-K	19
Signature	20

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Condensed Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands) ASSETS	June 30, 2003	December 31, 2002

Consumer finance receivables, net	$3,665,517	$3,507,971
Investment securities available for sale	138,629	67,366
Cash and cash equivalents	55,052	124,506
Property, equipment and leasehold improvements, net	18,845	21,375
Goodwill, net	40,821	40,821
Other assets	83,925	85,269

TOTAL ASSETS	$4,002,789	$3,847,308

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Commercial paper borrowings	$947,654	$739,467
Senior debt	2,388,125	2,389,677

Total debt	3,335,779	3,129,144
Accounts payable and other liabilities	111,853	201,134

Total liabilities	3,447,632	3,330,278

Commitments and contingencies (Note 3)
Stockholder's equity
Common stock: $1.00 par value; 10,000 shares authorized; 1,000 shares issued and outstanding	1	1
Paid-in capital	67,210	67,210
Retained earnings	485,803	447,931
Accumulated other comprehensive income	2,143	1,888

Total stockholder's equity	555,157	517,030

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$4,002,789	$3,847,308

See Notes to Condensed Consolidated Financial Statements.

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Condensed Consolidated Statements of Operations, Comprehensive Income and Retained Earnings
(Unaudited)

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,

Interest income:	2003	2002	2003	2002
Loan interest and fee income	$144,535	$135,844	$285,973	$270,195
Investment securities income	1,202	1,469	2,455	3,241

Total interest income	145,737	137,313	288,428	273,436
Interest and debt expense	39,874	42,680	79,577	86,517

Net interest income before provision for loan losses	105,863	94,633	208,851	186,919
Provision for loan losses	36,569	43,194	73,979	82,793

Net interest income after provision for loan losses	69,294	51,439	134,872	104,126

Noninterest income	6,119	7,610	12,667	13,379
Noninterest expense:
Personnel	23,890	21,772	47,379	44,690
Data processing and telecommunication	3,553	4,533	7,632	8,584
Occupancy	3,377	3,510	6,799	7,123
Advertising	3,611	2,928	7,441	5,845
Taxes, licenses and professional fees	2,816	2,476	5,333	4,556
Other	4,470	3,046	8,583	6,992

Total noninterest expense	41,717	38,265	83,167	77,790

Income from continuing operations before income taxes	33,696	20,784	64,372	39,715
Income taxes	12,300	7,499	23,500	14,366

Income from continuing operations	21,396	13,285	40,872	25,349
Discontinued operations
Income from operations of discontinued division (less applicable income taxes)	-	1,768	-	3,340

Net income	21,396	15,053	40,872	28,689
Net unrealized gains (losses) on securities arising during period, net of tax	115	10	255	(482)

Comprehensive income	$21,511	$15,063	$41,127	$28,207

Retained earnings
Beginning of period	$467,407	$482,785	$447,931	$499,149
Net income	21,396	15,053	40,872	28,869
Dividends	(3,000)	-	(3,000)	(30,000)

End of period	$485,803	$497,838	$485,803	$497,838

See Notes to Condensed Consolidated Financial Statements.

WASHINGTON MUTUAL FINANCE CORPORATION and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	For the Six Months Ended June 30,

Operating activities	2003	2002

Income from continuing operations	$40,872	$25,349
Income from discontinued operations	-	3,340

Net income	40,872	28,689
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	73,979	82,793
Decrease in accounts payable and other liabilities	(11,267)	(20,307)
Dividends declared, but not paid	(3,000)	-
Decrease in other assets	1,344	2,831
Depreciation and amortization	5,908	7,619

Net cash provided by operating activities	107,836	101,625

Investing activities
Increase in net assets of discontinued operations	-	(1,320)
Investment securities matured or sold	16,770	12,025
Investment securities purchased	(87,792)	(232)
Net additions to property, equipment and leasehold improvements	(981)	(1,909)
Increase in consumer finance receivables	(233,221)	(172,368)

Net cash used in investing activities	(305,224)	(163,804)

Financing activities
Increase in senior debt from hedging activity	(612)	(7,183)
Net increase in commercial paper borrowings	208,187	221,762
Repayments of senior debt	-	(150,000)
Dividends paid	(78,000)	(30,000)
Decrease in interest payable	(1,641)	(1,641)
Additional paid in capital	-	9,500

Net cash provided by financing activities	127,934	56,804

Net decrease in cash and cash equivalents	(69,454)	(5,375)

Cash and cash equivalents
Beginning of period	124,506	94,326

End of period	$55,052	$88,951

Supplemental disclosures of cash flow information
Interest paid	$77,882	$86,101
Federal and state income taxes paid (net of refunds)	$32,264	$14,058

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

Our Company’s operations consists principally of a network of 429 branch offices located in 26 states, primarily in the southeast, southwest and California (“Consumer Finance”). These offices operate under the name Washington Mutual Finance. Our branch offices are typically located in small- to medium-sized communities in suburban or rural areas and are managed by individuals who generally have considerable consumer lending experience. We make secured and unsecured consumer installment loans, and purchase installment contracts from local retail establishments. The consumer credit transactions are primarily for personal, family, or household purposes. From time to time, we purchase, servicing released, real estate secured consumer loans from national mortgage companies and banking operations through our wholly owned subsidiary, Washington Mutual Finance, Inc., a California corporation, which does business as Aristar Mortgage Company (“Aristar Mortgage”).

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

Managed risk includes the risk associated with changes in fair value of long-term fixed rate debt. In accordance with our risk management policy, such risk is hedged by entering into pay floating interest rate exchange agreements. The instruments designated in these fair value hedges include interest rate swaps that qualify for the “short cut” method of accounting under SFAS No. 133. Under the “short cut” method, we assume no ineffectiveness in a hedging relationship. Since the terms of the interest rate swap qualify for the use of the “short cut” method, it is not necessary to measure effectiveness and there is no charge to earnings for changes in fair value. All changes in fair value are recorded as adjustments to the basis of the hedged borrowings based on changes in the fair value of the derivative instrument. When derivative instruments are terminated prior to their maturity, or the maturity of the hedged liability, any resulting gains or losses are included as part of the basis adjustment of the hedged item and amortized over the remaining term of the liability. At June 30, 2003, the unamortized deferred gain on terminated hedging transactions totaled $9.2 million. This amount is included in senior debt on the Condensed Consolidated Statement of Financial Condition.

At June 30, 2003, we had three outstanding interest rate swap agreements with a combined notional amount of $450.0 million and a total fair value of $33.7 million. This amount is reflected as an adjustment to senior debt on the Condensed Consolidated Statement of Financial Condition, with the related asset included in other assets.

Note 3   Legal Proceedings

The Company and several of its subsidiaries and their current and former employees are defendants in a number of suits pending in the state and federal courts of Mississippi. The lawsuits generally allege unfair lending and insurance related practices. Similar suits are pending against other financial services companies in Mississippi. All but two of the suits are currently in various stages of discovery, awaiting trial or stayed pending the outcome of motions for remand. Two cases are presently set for trail in Federal Court in October, but both of those cases are the subject of pending motions for summary judgement.

Of the two remaining cases, in one, Carolyn Baker, et al. v. Washington Mutual Finance Group, LLC f/k/a City Finance Company, a jury awarded just over $71 million against one of the Company’s subsidiaries, Washington Mutual Finance Group, LLC, a Delaware limited liability company (“WMF Group”). Pursuant to a motion filed by WMF Group, the trial court reduced the verdict to just over $53 million. WMF Group is in the process of appealing the verdict and has posted a bond to stay execution on the judgment pending the appellate court’s ruling. WMF Group’s appellate brief and three amicus briefs were filed in November 2002, and all briefing is expected to be completed by the end of second quarter 2003. The appeal is based on numerous grounds, including the gross inequity between the alleged economic losses of only $12,000 and the actual jury award. As a result, the Company has decided to accrue substantially less than $53 million. Briefing on the appeal is closed, but the court has not yet set a hearing for the appeal.

In the second case, William Agnew, et. al. v. City Finance Company of Mississippi, Inc., et. al., in which the Company previously announced that a trial was set for May of 2003, the Court entered judgment in favor of the defendants on a motion for summary judgment. Plaintiffs have filed a motion to reconsider, which is pending.

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

In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 provides clarification on the definition of derivative instruments within the scope of SFAS No. 133. Generally, this Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company is in the process of evaluating the provisions of this Statement to determine its impact on the Condensed Consolidated Financial Statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement, which was effective for financial instruments entered into or modified after May 31, 2003 and for all financial instruments on July 1, 2003, did not have a material impact on the Condensed Consolidated Financial Statements.

Note 5   Related Party Transaction

We paid dividends in the amount of $78.0 million during the six-month period ended June 30, 2003, which had been declared during the fourth quarter of 2002. Additionally, we declared dividends in the amount of $3.0 million in June 2003, to be paid in July 2003.

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

Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our Condensed Consolidated Financial Statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our Condensed Consolidated Financial Statements are appropriate given the factual circumstances as of June 30, 2003.

Critical Accounting Estimates

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified one policy that, due to the judgments, estimates and assumptions inherent in this policy, and the sensitivity of our Condensed Consolidated Financial Statements to those judgements, estimates and assumptions, is critical to an understanding of our Condensed Consolidated Financial Statements. This policy relates to the methodology for the determination of our allowance for loan losses. This policy and judgments, estimates and assumptions are described in greater detail in subsequent sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the Condensed Consolidated Financial Statements included in the Company’s 2002 Annual Report on Form 10-K/A. In particular, Note 2 to the Condensed Consolidated Financial Statements — “Summary of Significant Accounting Policies” — generally describes our accounting policies.

Initial Adoption of Accounting Policies

The Company did not adopt any new accounting policies during the quarter ended June 30, 2003 that were not the result of new accounting literature issued by a recognized accounting standard setter and that had a material impact on the Company’s financial presentation.

Overview

On October 1, 2002, we sold FCIB, our Consumer Banking subsidiary. Accordingly, the accompanying Condensed Consolidated Statements of Operations,Comprehensive Income and Retained Earnings have been classified to report separately the prior year operating results of this discontinued operation.

Net income from continuing operations for the three and six months ended June 30, 2003 totaled $21.4 million and $40.9 million. This was a 61.1% and 61.2% increase from the $13.3 million and $25.3 million net income for the same periods of 2002. Our return on average assets for the three and six months ended June 30, 2003 was 2.17% and 2.11%, compared to 1.47% and 1.41% in the same periods of 2002. See further discussion in "Consolidated Results of Operations".

Consumer finance receivables (net of unearned finance charges and deferred loan fees) increased $157.1 million or 4.3% from December 31, 2002. Our strategy continues to target controlled portfolio growth, utilizing our loan underwriting and acquisition strategy to take into account the condition of the economy in the markets we currently serve or in which we anticipate expanding.

At June 30, 2003, real estate secured loans comprised approximately 54% of the total portfolio, as compared to 52% one year ago. As a result of this continued shift in portfolio mix and the lower rates associated with real estate loans, the overall yield earned on consumer finance receivables declined to 15.39% and 15.44% in the three and six months ended June 30, 2003 from 15.76% and 15.71% in the same periods of 2002. See "Consolidated Results of Operations."

Net interest spread for the three and six months ended June 30, 2003 increased to 9.86% and 9.84% from 9.47% and 9.33% for the same periods of 2002. Net interest margin for the three and six months ended June 30, 2003 increased to 10.74% and 10.76% from 10.48% and 10.39% for the same periods of 2002. These increases are primarily a result of lower cost borrowings, somewhat offset by the shift in mix to lower-yielding real estate loans, as discussed above.

Net charge-offs totaled $37.1 million and $74.4 million for the three and six months ended June 30, 2003, as compared to $41.5 million and $79.5 million during the same periods in 2002. Annualized net charge-offs as a percentage of average consumer finance receivables (excluding unearned finance charges and deferred loan fees) were 3.94% and 4.02% in the three and six months ended June 30, 2003, as compared to 4.79% and 4.62% in the same periods of 2002. See "Asset Quality".

Operating efficiency is defined as the ratio of noninterest expense to total revenue (which is comprised of net interest income before provision for loan losses and noninterest income). In the three and six months ended June 30, 2003, our operating efficiency ratio improved to 37.25% and 37.54% from 37.43% and 38.84% for the same periods in 2002. This improvement is due to a higher net interest margin, supported by continued control of noninterest expenses. See "Consolidated Results of Operations."

Consolidated Results of Operations

Net Interest Income before Provision for Loan Losses

Net interest income before provision for loan losses for the three and six months ended June 30, 2003 increased 11.9% and 11.7% to $105.9 million and $208.9 million, compared to $94.6 million and $186.9 million in the same periods of 2002.

The increase in net interest income before provision for loan losses during the three- and six- month periods ended June 30, 2003 reflects growth in average net consumer finance receivables to $3.72 billion, which was $268.5 million, or 7.8%, greater than the average balance during the same period in 2002. Partially offsetting this portfolio growth is a 27 basis point decrease in average portfolio yield for the six-month period ended June 30, 2003, compared to the same period of 2002. This yield compression is primarily a result of lower written rates on our higher average outstanding balance real estate secured loans, somewhat offset by an improvement of the earned yield of the other installment loan portfolio. In addition, the secondary market in which we purchase second mortgages through our subsidiary, Aristar Mortgage, is highly sensitive to interest rate indices. Accordingly, the yield on our secured portfolio reflects the decline in rates that began in 2001 and continued through June of 2003.

As a result of the higher average receivables balance, average debt outstanding increased $218.6 million or 7.4% to $3.19 billion during the six months ended June 30, 2003, as compared to the same period in the prior year. Although average debt outstanding increased for the six-month period ended June 30, 2003, the effective yield decreased by 84 basis points, as compared to the same period in 2002. The improvement in the effective yield was a result of lower interest rates, as well as continued management of the debt portfolio, with focus on lower cost of borrowings.

The following chart reflects the average balances and related effective yields during the three and six months ended June 30, 2003 and 2002, as described above:

(Dollars in thousands)	Three Months Ended June 30,				Six Months Ended June 30,

	2003		2002		2003		2002

	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate

Interest-earning assets:
Consumer finance receivables:
Real estate secured
loans	$2,030,358	11.82%	$1,760,317	12.89%	$1,996,995	11.92%	$1,752,727	12.79%
Other installment
loans	1,484,469	21.22	1,402,874	20.62	1,475,675	21.15	1,401,005	20.68
Retail installment
contracts	247,125	9.80	288,025	9.71	252,155	9.83	302,547	9.61

Total consumer finance
receivables	3,761,952	15.39	3,451,216	15.76	3,724,825	15.44	3,456,279	15.71
Cash, cash equivalents and
investment securities	188,902	2.55	167,963	3.51	188,802	2.62	170,388	3.84

Total interest-earning assets	$3,950,854	14.78%	$3,619,179	15.20%	$3,913,627	14.82%	$3,626,667	15.15%

Interest-bearing liabilities:
Senior debt	$2,388,647	6.06%	$2,588,149	6.30%	$2,388,705	6.07%	$2,622,079	6.32%
Commercial paper and other	851,569	1.71	389,894	1.90	803,756	1.754	351,774	2.07

Total interest-bearing liabilities	$3,240,216	4.92%	$2,978,043	5.73%	$3,192,461	4.98%	$2,973,853	5.82%

Net interest spread		9.86%		9.47%		9.84%		9.33%
Net interest margin		10.74%		10.48%		10.76%		10.39%

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

(Dollars in thousands)	Three Months Ended June 30, 2003 vs. 2002			Six Months Ended June 30, 2003 vs. 2002

	Increase/(Decrease) Due to			Increase/(Decrease) Due to

	Volume	Rate	Total Change	Volume	Rate	Total Change

Interest income:
Consumer finance receivables	$9,330	$(639)	$8,691	$18,618	$(2,840)	$15,778
Investment securities	183	(450)	(267)	350	(1,136)	(786)

Total interest income	9,513	(1,089)	8,424	18,968	(3,976)	14,992
Interest expense:
Senior debt	(3,145)	(1,459)	(4,604)	(7,374	(2,984)	(10,358)
Commercial paper and other	2,221	(423)	1,798	4,704	(1,286)	3,418
						>
Interest-bearing liabilities	(924)	(1,882)	(2,806)	(2,670)	(4,270)	(6,940)

Net interest income	$10,437	$793	$11,230	$21,639	$294	$21,932

Provision for Loan Losses

The provision for loan losses for the three and six months ended June 30, 2003 was $36.6 million and $74.0 million compared to $43.2 million and $82.8 million in the same periods of 2002. For the three and six months ended June 30, 2003, the annualized provision for loan losses from continuing operations was 3.9% and 4.0% of average consumer finance receivables (excluding unearned finance charges and deferred loan fees), as compared to 5.0% and 4.8% during the same period of 2002. See further discussion in “Allowance for Loan Losses.”

Noninterest Income

Noninterest income decreased 19.6% and 5.3% to $6.1 million and $12.7 million for the three and six months ended June 30, 2003, compared to $7.6 million and $13.4 million during the same periods in 2002. Noninterest income is comprised primarily of revenue earned from the sale of various credit insurance and ancillary products to borrowers at the branch locations. These products include credit life insurance, accident and health insurance, credit property and casualty insurance, term life protector, involuntary unemployment insurance and auto single interest.

The decrease in noninterest income is due to the sale of receivables in April 2002, which resulted in a gain on sale of $1.5 million. No similar gain on sale occurred in 2003.

Noninterest Expense

Noninterest expense for the three and six months ended June 30, 2003 increased 9.0% and 6.9% to $41.7 million and $83.2 million, as compared to $38.3 million and $77.8 million for the same periods in 2002. The increase in noninterest expense is due largely to increased advertising expense associated with our direct mail marketing strategy. Additionally, although the dollar value of loans has increased, the number of loan units originated has decreased. Therefore, associated with the fewer number of loan units originated, we have also experienced a decrease in deferred expenses in accordance with FASB SFAS No. 91.

Income from Operations of Discontinued Division

On October 1, 2002, our consumer financial services business was sold and, accordingly, has been accounted for, and is reported, as discontinued operations.

Asset Quality

Consumer Finance Receivables

Consumer finance receivables consisted of the following:

(Dollars in thousands)	June 30, 2003	December 31, 2002

Consumer finance receivables: Real estate secured loans	$2,319,207	$2,174,108
Other installment loans	1,681,681	1,651,120
Retail installment contracts	284,952	304,289

Gross consumer finance receivables	4,285,840	4,129,517
Less: Unearned finance charges and
deferred loan fees	(470,331)	(471,120)
Allowance for loan losses	(149,992)	(150,426)

Consumer finance receivables, net	$3,665,517	$3,507,971

Allowance for Loan Losses

Activity in the allowance for loan losses was as follows:

(Dollars in thousands)	Six Months Ended June 30,

	2003	2002

Balance, beginning of period	$150,426	$122,851
Provision for loan losses	73,979	82,793
Amounts charged-off:
Real estate secured loans	(6,109)	(5,088)
Other installment loans	(73,906)	(76,446)
Retail installment contracts	(6,575)	(7,886)

	(86,590)	(89,420)
Recoveries:
Real estate secured loans	576	193
Other installment loans	10,352	8,504
Retail installment contracts	1,249	1,256

	12,177	9,953

Net charge-offs	(74,413)	(79,467)

Balance, end of period	$149,992	$126,177

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

Management establishes the allowance for loan losses based on estimated losses inherent in the portfolio. There are several underlying factors in our portfolio that support our current level of allowance for loan losses. We analyze our reserves based on both trailing coverage and forward looking coverage. Trailing coverage represents the percentage of coverage we currently have in the allowance, based on the previous 12 months of losses. Forward looking coverage represents the percentage of coverage we have in the allowance, based on estimated losses inherent in the portfolio over the next 12 months. Our trailing coverage for the three and six months ended June 30, 2003 is slightly higher compared to the same periods in the prior year, and our forward looking coverage has improved over the same periods of time.

Net charge offs during the three and six months ended June 30, 2003 decreased, as compared with the same period in the prior year. As reflected below, the delinquency trends in our portfolio have improved. This is a result of both strengthened underwriting capabilities and a heightened focus on collection efforts in the branch offices and our Pensacola, Florida customer care center.

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

Management believes that when a borrower is delinquent in making a payment, the amount of effort put forth in contacting the borrower has a direct, inverse relationship to the likelihood that the account will eventually charge off. In light of this, management has placed an increased emphasis on the level of resources placed toward our collection activity. As a result of the focused, targeted contact strategies put in place and executed, subject to applicable debt collection statutes and rules, the delinquency levels have been favorably impacted.

The following table sets forth, by loan type, the amount of receivables delinquent for 60 days or more, on a contractual basis, and the ratio of that amount to gross consumer finance receivables outstanding in each category:

(Dollars in thousands)	June 30, 2003		December 31, 2002

Real estate secured loans	$50,221	2.17%	$44,409	2.04%
Other installment loans	80,808	4.81	87,179	5.28
Retail installment contracts	7,280	2.56	8,874	2.92

	$138,309	3.23%	$140,462	3.40%

Liquidity

We fund our operations through a variety of corporate borrowings. The primary source of these borrowings is corporate debt securities issued by the Company. At June 30, 2003, seven different fixed-rate senior debt issues totaling $2.35 billion were outstanding, with a weighted-average coupon of 7.00%. Over the next 12 months, $350 million of senior debt matures, which we intend to repay through available financing facilities.

To meet our short-term funding needs, we issue commercial paper. The Company has a commercial paper program with several investment banks, which provides $500.0 million in borrowing capacity. At June 30, 2003, thirteen different commercial paper borrowings totaling $347.7 million were outstanding, with a weighted-average coupon of 1.19%.

We also share, with Washington Mutual, an $800.0 million 3-year revolving credit facility, which provides back up for our commercial paper programs. The borrowing capacity is limited to the total amount of the credit facility, net of the amount of combined commercial paper outstanding. At June 30, 2003, there was $452.3 million available under these facilities. There were no direct borrowings under these facilities at any point during 2003 or 2002. This revolving credit agreement, shared with Washington Mutual, has restrictive covenants which include: a minimum consolidated net worth test; a limit on senior debt to the borrowing base (up to 10:1); subsidiary debt (excluding bank deposits and intercompany debt) not to exceed 30% of total debt; and a 60-day delinquency ratio not to exceed 6% of consumer finance receivables. As of June 30, 2003, we were in compliance with all restrictive covenants.

During 2002, we entered into an agreement with Westdeutsche Landesbank Girozentrale ("WestLB") to participate in a $300.0 million asset-backed commercial paper conduit program. In April 2003, this agreement was expanded by $300 million to a total of $600 million, and Bank One, N.A. and its subsidiary were added, as an additional purchase and funding agent. Under the expanded agreement, administered by WestLB, up to $600.0 million of funding was made available through the assignment of an undivided interest in a specified group of unsecured receivables to a special purpose, wholly-owned consolidated subsidiary of the Company, (referred to as the "SPE"). Under the terms of the agreement, which has a 364-day term, with an option to extend for up to two additional 364-day periods, WestLB issues commercial paper (indirectly secured by the receivables), on behalf of the Company. Under this agreement, we had $600.0 million outstanding, with an average coupon of 1.23% at June 30, 2003. This program has restrictive covenants that include various financial reporting and management requirements, as well as an $18.0 million minimum net worth requirement for the special purpose subsidiary. As of June 30, 2003, we were in compliance with all restrictive covenants.

Effective January 16, 2003, we entered into a 364-day unsecured revolving credit agreement with Washington Mutual, which provides $250.0 million in borrowing capacity at an interest rate of LIBOR plus 0.45% and is automatically renewable for an additional 364 days. There were no borrowings outstanding under this agreement at June 30, 2003.

Capital Management

We establish equity leverage targets based upon the ratio of debt (including customer deposits) to tangible equity. The debt to tangible equity ratio at June 30, 2003 of 6.49:1 is consistent with the ratio of 6.57:1 at December 31, 2002. The determination of our dividend payments and resulting capital leverage is managed in a manner consistent with our desire to maintain strong and improved credit ratings. In addition, provisions of certain of our debt agreements restrict the payment of dividends to a maximum prescribed proportion of cumulative earnings and contributed capital. At June 30, 2003, approximately $96.3 million was available under the debt agreement restriction for future dividends. We declared dividends in the amount of $3.0 million during the six months ended June 30, 2003. The $3.0 million declared during the second quarter will be paid early in the third quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The table below indicates the sensitivity of net interest income and net income before taxes to interest rate movements. The comparative scenarios assume that interest rates rise or fall in even monthly increments over the next twelve months for a total increase of 200 or decrease of 50 basis points. The interest rate scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements.

Our net interest income and net income before taxes sensitivity profiles as of June 30, 2003 and December 31, 2002 are stated below:

	Gradual Change in Rates

Net interest income change for the one year period beginning:	-50bp	+200bp

July 1, 2003	.94%	(2.36)%
January 1, 2003	.50%	(1.48)%
Net income before taxes change for the one year period beginning:	-50bp	+200bp

July 1, 2003	1.71%	(1.93)%
January 1, 2003	.11%	1.08%

Our net interest income and net income before taxes "at risk" position has increased since December 31, 2002. The change reflects increased sensitivity to interest rate movement, primarily associated with the increase in short-term financing needs. At June 30, 2003, the commercial paper and other short-term debt outstanding was $947.7 million (28.4% of total outstanding debt), and at December 31, 2002 the commercial paper balance outstanding was $739.5 million (23.6% of total outstanding debt). In general, changes in rates do not have a significant impact on our income, as our customers are less rate sensitive and the majority of our borrowings are fixed rate. Assumptions are made in modeling the sensitivity of net interest income and net income before taxes. The simulation model captures expected prepayment behavior under changing interest rate environments. Sensitivity of new loan volume to market interest rate levels is included as well.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company and several of its subsidiaries and their current and former employees are defendants in a number of suits pending in the state and federal courts of Mississippi. The lawsuits generally allege unfair lending and insurance related practices. Similar suits are pending against other financial services companies in Mississippi. All but two of the suits are currently in various stages of discovery, awaiting trial, or stayed pending the outcome of motions for remand. Two cases are presently set for trial in federal court in October, but both of those cases are the subject of pending motions for summary judgment.

Of the two remaining cases, in one, Carolyn Baker, et al. v. Washington Mutual Finance Group, LLC f/k/a City Finance Company, a jury awarded just over $71 million against one of the Company's subsidiaries, Washington Mutual Finance Group, LLC, a Delaware limited liability company ("WMF Group"). Pursuant to a motion filed by WMF Group, the trial court reduced the verdict to just over $53 million. WMF Group is in the process of appealing the verdict and has posted a bond to stay execution on the judgment pending the appellate court's ruling. The appeal is based on numerous grounds, including the gross inequity between the alleged economic losses of only $12,000 and the actual jury award. As a result, the Company has decided to accrue substantially less than $53 million. Briefing on the appeal is closed, but the court has not yet set a hearing for the appeal.

In the second case, William Agnew, et. al. V. Washington Mutual Finance, in which the Company previously announced that a trial was set for May of 2003, the Court entered judgment in favor of the defendants on a motion for summary judgment. Plaintiffs have filed a motion to reconsider, which is pending.

Because of the unusual litigation environment in Mississippi, it is difficult to predict potential outcomes and losses. However, based upon information presently available, we believe that the total amount that will ultimately be paid, if any, after reductions and appeals, arising from these Mississippi lawsuits and proceedings will not have a material adverse impact on our consolidated results of operations and financial position.

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

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibit
      Number

(3)	(a)	Certificate of Incorporation of Washington Mutual Finance Corporation as presently in effect. (i)
	(b)	By-Laws of Washington Mutual Finance Corporation as presently in effect. (ii)
(4)	(a)	Indenture dated as of October 1, 1997 between Aristar, Inc. and First Union National Bank, as trustee. (iii)
	(b)	Indenture dated as of November 15, 1997 between Aristar, Inc. and First Union National Bank, as trustee. (iv)
	(c)	Indenture dated as of June 23, 1999 between Aristar, Inc. and Harris Trust and Savings Bank, as trustee.(iv)
	(d)	The registrant hereby agrees to furnish the Securities and Exchange Commission upon request with copies of all instruments defining rights of holders of long-term debt of Washington Mutual Finance Corporation and its consolidated subsidiaries.
(31)	(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) (filed herewith).
	(b)	Certification of the Chief Financial Officer. pursuant to Rule 13a-14(a) or 15d-14(a) (filed herewith)
(32)	(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Financial Officer. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
	(i)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987, Commission file number 1-3521.
	(ii)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated October 6, 1997, Commission file number 1-3521.
	(iii)	Incorporated by reference to Registrant’s Report on Form 424B2 dated November 6, 1997, Commission file number 1-3521.
	(iv)	Incorporated by reference to Washington Mutual, Inc.‘s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-14667.

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the period covered by this Report.

SIGNATURES

        Pursuant to the requirements of Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2003.

WASHINGTON MUTUAL FINANCE CORPORATION

By: /s/ Edward S. Robertson Edward S. Robertson Senior Vice President and Chief Financial Officer (Principal Financial Officer)
By: /s/ Craig A. Stein Craig A. Stein Vice President and Controller (Principal Accounting Officer)